Form 10-K
period 2004-12-31
VWR International, Inc.
filed 2005-04-06
CIK 1300446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-118658

VWR INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1319190
(State of incorporation)	(I.R.S. Employer Identification No.)
1310 Goshen Parkway
PO. Box 2656
West Chester, PA	19380
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(610) 431-1700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 31, 2004, there was no established public market for the registrant’s common stock, par value $0.01 per share. As of March 28, 2005, 100 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this Form 10-K, unless the context requires otherwise, references to “we,” “us” and “our” mean VWR International, Inc. and its consolidated subsidiaries, and references to the “Company” mean VWR International, Inc.

i

PART I

ITEM 1.                BUSINESS

Overview

We are a leader in the global research laboratory industry. We provide distribution and other value-added services to a highly fragmented supply chain by offering in excess of 750,000 products from more than 5,000 manufacturers to over 250,000 customers. Our business is highly diversified across products and services, geographic regions and customer segments. Products we distribute include chemicals, glassware, instruments, protective clothing and other assorted laboratory products. We support our customers by providing customized services, including storeroom management, product procurement, supply chain systems integration and laboratory bench top delivery. We maintain operations in North America and in 15 European countries and process an average of 50,000 order lines daily from 16 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies; universities and research institutes; governmental agencies; environmental testing organizations; and primary and secondary schools.

The roots of our business date back to 1852. Following a series of business combinations over the years, we became part of Univar Corporation. In 1986, we became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program, which included both internal and acquisition growth initiatives. Our most significant acquisition occurred in 1995 when we purchased Baxter International’s industrial distribution business, more than doubling our revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of our outstanding shares and in 1999, Merck KGaA took us private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the two businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global research laboratory industry.

On April 7, 2004, we were acquired from Merck KGaA by CDRV Holdings, Inc. (the “Acquisition”). In connection with the Acquisition, we issued $200.0 million senior notes due 2012 and $320.0 million senior subordinated notes due 2014 and entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $150.0 million multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan. The term loans were initially $415.0 million and €145.0 million in principal amount, respectively, which were subsequently reduced through prepayments on July 30, 2004 to $379.9 million and €132.7 million (approximately $179.6 million as of December 31, 2004, on a U.S. dollar equivalent basis), respectively.

On December 16, 2004, our indirect parent, CDRV Investors, Inc. issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt of CDRV Investors, Inc.”

Customers and Markets

We estimate that the 2004 industry-wide revenues of the global research laboratory market in which our North American Lab and European Lab segments operate were approximately $23 billion. Management estimates that the industry has grown at mid-single digit rates. We expect this growth to continue in the future, driven by increasing Research and Development (“R&D”) spending from a diversified collection of end-markets, including pharmaceutical, biotechnology, chemical, education, medical research, government and environmental testing. Our net sales are influenced by, but not directly correlated with, the growth of R&D spending, and we expect that results may vary by end-market.

In relation to our Science Education segment, we estimate that the 2004 revenues for the North American market for scientific supplies for primary and secondary schools were approximately $450.0 million. Industry sales levels are subject to fluctuations driven by changes in state and local government funding, the timing of the state-by-state new textbook adoption cycle and population changes.

We maintain a diverse and stable customer base. Our 250,000 customers include major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental testing organizations and primary and secondary schools. While we serve our customers through our operations in North America and in 15 European countries, we also export products from our distribution facilities in North America and Europe to customers in Central America, South America, British Commonwealth countries, North Africa, the Middle East and the Pacific Rim. For financial information about our operating segments and geographic regions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We seek to be the principal provider of scientific supplies to our customer base. We are a principal provider of scientific supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 37% of our 2004 net sales, and together with universities and colleges, accounted for approximately 50% of our 2004 net sales. In 2004, our top 20 customers accounted for approximately 21% of our net sales, with no single customer representing more than 3% of our net sales.

We have developed long-term relationships with our customers. We provide a wide array of value-added services that closely integrates us with our customers, which we believe, provides our customers with meaningful incentives to continue purchasing through us. Our customized service offerings include outsourcing of customer’s purchasing, delivery, receiving and inventory management functions, which creates a tightly integrated relationship between us and our customers, strengthening our position in the research laboratory market. See below under “—Products and Managed Services—Managed Services.”

Products and Managed Services

Products

We offer more than 750,000 products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. The vast majority of our products cost less than $1,000. Many of our products, including chemicals, laboratory consumables, production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research laboratories and represented approximately 75% of our net sales in 2002, 2003 and 2004. Historically, this aspect of our business has resulted in a predictable stream of revenue that is relatively insulated from R&D budget fluctuations. We also offer durable products, including centrifuges, fume hoods and workstations, ovens, microscopes and cold storage equipment. We also have a strong market position for the distribution of chemical supplies, especially in Europe.

The following table summarizes our product lines:

Product Line	Products
Laboratory Consumables	Glassware/plasticware, test kits, beakers, test tubes, life science disposable products, equipment accessories and other less technical equipment required by all research laboratories
Chemicals	Over 200,000 chemical products for various academic, research and industrial markets, including high purity chemicals, reagents and specialty products for the life sciences market
Equipment & Instruments	Laboratory equipment and instrumentation, including centrifuges, spectrometers, microplate readers, fume hoods and workstations, liquid handling, meters/probes and chromatography instruments
Production Supplies	Products in clean room environments, primarily in the semiconductor, electronic, medical device and pharmaceutical markets
Science Education	Educational products, tools and support materials (excluding textbooks) for the educational system, from elementary to college level

We offer customers a large selection of products designed to meet their individual needs for a combination of premium, “value-for-money” and lower cost products. In 2004, approximately 90% of our current global net sales consist of manufacturer branded products, with the remainder comprised of our private label products, primarily in the “value-for-money” category. Our management continually seeks to update and improve product offerings to address current customer requirements. While there will continue to be differences in products from market to market due to local suppliers and buying preferences, we intend to continue to increase the standardization of our product offerings from country to country to further enhance economies of scale and operating efficiencies.

Managed Services

We offer services that can be tailored to meet the diversified needs of customers ranging from single-site laboratories to large multinational corporations. These services include the following:

•       software solutions for all aspects of on-site supply-chain management including inventory management, demand monitoring, procurement and replenishment;

•       paperless e-business solutions to integrate customer systems with our systems, providing customized reporting and order tracking;

•       hazardous materials tracking systems which automate regulatory paperwork and data flow;

•       storeroom management operations including deliveries, usage tracking, order replenishment and billing by utilizing our on-site personnel and stockroom management system; and

•       purchases from third parties of products not normally supplied by us.

Distribution Network

Our distribution network consists of 16 strategically located distribution centers, more than 20 smaller regional service centers and additional “Just-In-Time” facilities for customer specific requirements. Most of our distribution centers include a customer contact center. The distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. The customer contact centers have responsibility for order entry and customer service. We also contract with Merck KGaA and other third parties to provide us with additional distribution facilities and services in Europe, including facilities in Darmstadt, Germany, Mollet del Valles, Spain and Milan, Italy. The table below lists our 16 strategically located distribution centers:

North America	Europe
Batavia, Illinois	Briare, France
Bridgeport, New Jersey	Bruchsal, Germany
Brisbane, California	Darmstadt, Germany
Buffalo, New York	Haasrode, Belgium
Denver, Colorado	Karlskoga, Sweden
Mississauga, Ontario, Canada	Lutterworth, United Kingdom
Rochester, New York	Milan, Italy
Suwanee, Georgia	Mollet del Valles, Spain

Our distribution centers are operated with warehouse management systems, most of which are paperless. The paperless system uses radio frequency hand-held electronic devices and bar-coded labels that identify location, routing and inventory picking and replacement, allowing us to monitor inventory and track individual customer orders throughout our distribution system. These systems provide customized levels of customer service while allowing us to operate the centers efficiently and economically.

Our regional service centers and “Just-in-Time” facilities are adjacent to selected customer locations and are designed to supply a limited number of products to those customers that require higher-than-standard service levels.

We ship our products primarily through more than 60 third-party carriers, such as UPS, Airborne Express, FedEx and others. We do not have exclusive relationships with any of our service providers, as we seek to mitigate potential service disruptions stemming from reliance on a single vendor. Our largest service provider in North America represented less than 25% of our North American net sales in 2004.

Sales and Marketing

We market to customers through our global sales force, our websites, and our library of catalogs. We have a global sales force of over 1,400 employees, with approximately 450 employees providing key services, including storeroom management, product management, product procurement, supply chain systems integration and laboratory bench top delivery. Our field sales organization is divided into two groups. The first group is focused on servicing large or global accounts and the second group is responsible for general sales. Supporting the field sales organization are specialist groups for e-business integrations, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.

The Internet has become an increasingly important tool for us. During 2004, approximately 25% of our net sales were derived from e-business sales and marketing channels. Our websites feature a fully indexed and searchable catalog covering our entire product line of over 750,000 products and is available in 11 languages and has been custom-designed for 17 countries. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in a variety of different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.

In addition to our websites, we have, as part of our integrated business services capability, a growing e-business offering that covers order creation, authorization, order status, billing and reporting. These capabilities provide direct data transfer to customers’ systems and integration with third-party marketplaces used by some of our customers.

Although we are a leader in providing action-based and content-rich web-based information, we continue to see a need for printed catalogs and other printed materials following the preferences of many customers. Our general catalogs are printed in 11 languages and include up to 46,000 products per printed catalog. The general catalogs are supplemented by several specialty catalogs for life sciences products, safety products, production supplies and services applications, science education and specific laboratory focus areas.

Manufacturers

We distribute products from more than 5,000 manufacturers. This includes substantially all of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. We are also the exclusive distributor of Merck KGaA’s chemical products in the laboratory field in many Western European countries. Merck KGaA, our largest manufacturer, supplied products that accounted for approximately 12.9% of our net sales in 2004. Our distribution arrangements with Merck KGaA are summarized below.

Merck KGaA European Distribution Agreement.   In connection with the Acquisition, we entered into a distribution agreement with Merck KGaA to continue distributing its chemical products in many European countries on substantially the same terms as those governing the distribution of such products prior to the Acquisition. Under this agreement, we have exclusive distribution rights in the laboratory field, and non-exclusive distribution rights in the production field, in these European countries. We may not distribute other manufacturers’ similar chemical products in the laboratory field in these countries, except pursuant to certain requests by customers, and we may continue to sell our private label products. Conversely, Merck KGaA may not sell directly to or appoint another distributor to sell its chemical products in the laboratory field, or sell its chemical products directly to our current customers in the production field, in these countries.

The prices and purchase targets are agreed upon annually, taking into account market, economic and regulatory developments or reasonably foreseeable extraordinary events that are likely to have an impact on the industry pricing or sales growth in relevant products and market segments. If our aggregate purchases of certain chemical products from Merck KGaA grow at a rate that is less than the agreed-upon Europe-wide growth rate (subject to a 50% shortfall as compared to the agreed-upon growth rate) in each of two consecutive years, and such aggregate purchases are less than 92.5% of the Europe-wide purchase targets in each such consecutive year, we will lose our exclusive rights in the laboratory field. The purchase targets and purchases are adjusted from time to time to reflect events outside our control, including customer consolidations, material adverse effects on the industry, including pricing and demand, and new product introductions by other manufacturers not matched by Merck KGaA.

The initial term of the agreement is five years, which commenced on April 7, 2004. We may extend the agreement for a second five-year term if we satisfy certain conditions, including achieving at least 95% of the cumulative Europe-wide sales targets and maintaining our market share during the initial term. Merck KGaA has the right to terminate the distribution agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers, or certain competitive manufacturers acquire a controlling interest in us.

Other Merck KGaA Distribution Agreements.   In connection with the Acquisition, we entered into a five-year distribution agreement with Merck KGaA to distribute its chemical products in North America on substantially the same terms as those governing their distribution prior to the Acquisition. We do not have exclusive distribution rights in North America, but we are Merck KGaA’s preferred distributor of its chemical products. As Merck KGaA’s preferred distributor, we are entitled to, among other things, the lowest transfer prices from Merck KGaA for so long as we maintain our market share in the laboratory field. We have the right to extend the agreement for a second five-year term unless Merck KGaA submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the distribution agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers.

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. These distribution arrangements in Europe and North America are exclusive and non-exclusive, respectively. In addition, we have entered into a supply agreement with Merck KGaA, pursuant to which it has agreed to continue to manufacture certain of our private label products for a period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the U.K., and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA-branded products to the extent that the conversion would be economically equivalent to us.

Manufacturing

We have specialized manufacturing facilities in Briare, France; Haasrode, Belgium; Buffalo, New York and Rochester, New York. The Briare site repackages chemicals and a limited assortment of our branded glassware. Our Haasrode site produces our branded chemicals. Buffalo assembles specialized kits for our science education customers. The Rochester site is involved in the preparation of educational and natural science products. Products manufactured by us accounted for approximately 2% of our net sales in 2004.

Transition and Other Services

We and Merck KGaA have historically performed corporate services for each other, including certain financial, administrative and information technology functions. In order to maintain continuous and efficient operations, effective as of April 7, 2004, we have entered into a transition services agreement and an information services master agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years and will expire on April 6, 2007, although the recipient of the services has in most cases the right to terminate individual services upon notice. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition.

Following the completion of the Acquisition, we and Merck KGaA have also continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement will continue for an initial five-year period from the closing date of the Acquisition and will expire on April 6, 2009, although individual services may be terminated during the term following a notice period.

Merck KGaA may terminate each of the transition services agreement and the information services master agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers, or if certain competitive manufacturers acquire a controlling interest in us.

The transition services agreement does not apply to certain arrangements involving Merck KGaA and us that were in place prior to the Acquisition, which continue on for their existing terms. For example, Merck KGaA continues to provide logistics services to certain of our subsidiaries until the end of 2007.

Unless earlier terminated following a notice period, such logistics service arrangements will be automatically renewed for an additional three years.

Certain subsidiaries of Merck KGaA and certain of our subsidiaries have continued to lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe and in Mexico since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing contracts have also remained in place since the Acquisition, and were not replaced by transition services agreements.

Trademarks and Trade Names

We have more than 50 different registered and unregistered service marks and trademarks for our products and services. The marks VWR, VWR International and the VWR logo are material to our business. Other trademarks that we consider significant to our business include VWR BioMarke, VWR Stocktracker, BDH, Prolabo, Cryopro, Sargent Welch, Boreal, Astroscan, Scholar, Science Kit, Scientifics, Cenco, Citri-Pure and Vial to Volume. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

A significant number of our marks are owned by Merck KGaA. In connection with the Acquisition, Merck KGaA agreed that it would transfer, and cause its affiliates to transfer, ownership of registrations and applications for marks owned by a Merck KGaA entity but used primarily in our business to us at Merck KGaA’s cost. The transfer of ownership of registrations and applications is ongoing. We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

Our business is not dependent to a material degree on patents, copyrights or trade secrets although we consider our catalogs, websites and proprietary software integral to our operations. Although we believe we have adequate policies and procedures in place to protect our intellectual property, we have not sought patent protection for our processes nor have we registered the copyrights in any of our catalogues, websites or proprietary software. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to the business.

Competition

We operate in a highly competitive environment. We compete in the scientific supplies distribution business primarily with one other major distributor, Fisher Scientific International Inc., and with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. We believe we compete favorably on all of these factors. We also believe that our competitive position depends not on a single factor, but upon a combination of traditional distribution services, customized services and technological innovation, practiced on a global basis.

Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. As a result, we expect that some manufacturers that currently distribute their products through these competitors may transition some or all of their distribution arrangements to distributors like us that do not compete with them. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated, although there is no assurance that we will not experience such an impact in the future.

Government Regulation

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “—Environmental, Health and Safety Matters.”

Employees

As of December 31, 2004, we had approximately 6,000 employees, including approximately 3,300 employees in North America and approximately 2,700 employees in Europe. Approximately 7% of our employees in North America are represented by unions and virtually all of our employees in Europe are represented by workers’ councils and unions. We believe our relations with our employees are good.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve and have involved the handling, transport and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition or results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

Our business is subject to a number of important risks and uncertainties which are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K.

Risk Factors Related to Our Capital Structure

We have substantial existing debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

As of December 31, 2004, we had an aggregate principal amount of debt outstanding of $1,099.2 million.

The agreements governing our debt permit us to incur or guarantee additional indebtedness, including indebtedness under the Senior Secured Credit Facility, subject to specified limitations. We have additional borrowing capacity on a revolving credit basis under the Senior Secured Credit Facility of $142.0 million as of December 31, 2004, which these limitations permit us to incur. We may incur substantial additional debt in the future.

Our substantial debt could have important consequences to us. Because of our substantial debt:

•  our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•  a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•  we will be exposed to the risk of increased interest rates because a portion of our borrowings will be at variable rates of interest; and

•  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt when due and our ability to refinance all or a portion of our indebtedness or obtain additional financing, may depend on many factors beyond our control.

Our ability to make scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•       operating difficulties;

•       increased operating costs;

•       decreased demand for our products;

•       market cyclicality;

•       product prices;

•       the response of competitors;

•       regulatory developments;

•       failure to successfully integrate acquisitions; and

•       delays in implementing strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to further reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital, or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. If required, we cannot be sure as to the timing of such sales or the proceeds that we could realize therefrom.

Risk Factors Related to Our Business

A significant stockholder controls our business and its interests may not be in line with yours.

As of March 28, 2005, Clayton, Dubilier & Rice Fund VI Limited Partnership (“CD&R Fund VI”) is a significant stockholder that beneficially owns approximately 73.14% of the outstanding common stock of CDRV Investors, Inc., the Company’s indirect parent, and exercises control over matters requiring stockholders’ approval and control over our policies and affairs. It has the right to nominate for election all members of our Board of Directors. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages CD&R Fund VI, provides us with financial advisory and management consulting services. See “Item 13—Certain Relationships and Related Transactions.” We have not instituted any formal plans to address any conflicts of interest that may arise.

The demand for our products depends on the level of our customers’ R&D and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, industrial, education and other markets. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including R&D departments and their budgets. Our customers finance their R&D spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

We compete with one other major distributor, Fisher Scientific International Inc., as well as many smaller regional, local and specialty distributors, and with manufacturers selling directly to their customers. The bases upon which we compete include price, service and delivery, breadth of customer support, e-business capabilities and the ability to meet the special requirements of customers.

Some of our competitors may have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of services provided pursuant to the agreement with short or no notice. The unavailability of products, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the research laboratory distribution business could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.

Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.

We currently offer approximately 750,000 products from approximately 5,000 manufacturers. We are dependent on these manufacturers for our supply of products. Merck KGaA, which is our largest manufacturer, supplied products that accounted for approximately 12.9% and 13.6% of our net sales for the years ending December 31, 2004 and 2003, respectively. Our ten largest manufacturers, excluding Merck KGaA, accounted for approximately 34% and 25% of our net sales in 2004 and 2003, respectively.

Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our manufacturers. These terms may be subject to changes from time to time by manufacturers and such changes could adversely affect our gross margins over time.

The loss of one or more of our large manufacturers, a material reduction in their supply of products to us, or material changes in the terms we obtain from them, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2005, one of our major suppliers provided notice of termination of their supply arrangements. Although we have arranged alternative suppliers for a majority of the products provided by this supplier, there is no assurance that this termination will not cause disruptions in our business and customer relationships. See Note 19 to the Consolidated/Combined Financial Statements included elsewhere in this Annual Report on Form 10-K.

Some of our competitors, including Fisher Scientific International Inc., are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated, although there is no assurance that we will not experience such an impact in the future. Fisher Scientific International Inc. recently acquired Apogent Technologies, Inc. These two companies, taken together, supplied us with products that accounted for approximately 10% and 7% of our net sales in 2004 and 2003, respectively.

We may be unable to manage certain operational functions of our business if we are not able to replace the transition, administrative and other services that are provided to us by Merck KGaA after our agreements with them expire or are terminated. Further, any disruptions in Merck KGaA’s operations may negatively impact our operations.

We are dependent on Merck KGaA to provide us with certain of our administrative and other services pursuant to a three-year transition services agreement entered into in connection with the Acquisition. These services include accounting, financial reporting and other services we require in the ordinary course of business. We are also dependent on Merck KGaA for certain information technology services pursuant to a five-year information services master agreement as well as warehousing and logistics services pursuant to a logistics service level agreement. For our European subsidiaries, these services comprise a significant portion of our operational infrastructure, including the operation and support of the main enterprise resource planning and business warehouse software and databases. If Merck KGaA terminates any of these agreements at the end of their respective terms or otherwise, we will need to find an alternative supplier of, or create our own infrastructure for, these services. While we have already replaced some of these services, we may not be able to create our own infrastructure in a timely or cost-effective manner or obtain replacement services for the remaining services on terms that are as favorable to us as the current arrangements or on acceptable terms, if at all. In addition, any disruptions in the operational infrastructure or operations of Merck KGaA may negatively impact our operations.

If we do not comply with or become subject to more onerous government regulations, we could be adversely affected.

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new more restrictive laws will not be adopted or become applicable to us or the products that we distribute. We cannot assure you that the manufacturers of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We cannot further assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular the U.S. and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected.

We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve and have involved the handling, transport and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition or results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

We are subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

From time to time, we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future. For further information, see “Item 3—Legal Proceedings.”

The loss of key personnel could harm our business, financial condition and results of operations.

We depend heavily on the services of our senior management, including our President and Chief Executive Officer, Walter Zywottek. We believe that our future success will depend upon the continued services of our management. Our business may be harmed by the loss of one or more members of our management. We currently do not maintain key-man life insurance with respect to our executive officers.

Our international operations pose currency risks.

While we report our financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies from our operations outside the United States. For example, in 2004 and 2003, approximately 40.3% and 39.3% of our net sales respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Because the majority of our debt is denominated in U.S. dollars, fluctuations in exchange rates between non-U.S. currencies (principally the Euro, the British pound sterling and the Canadian dollar) relative to the U.S. dollar could make it more difficult for us to pay amounts due on our debt.

The international scope of our operations may adversely affect our business.

We derive approximately 40.3% of our net sales from our operations outside the United States, and as such, we face certain risks, including:

•       restrictions on foreign ownership of subsidiaries;

•       tariffs and other trade barriers;

•       political risks;

•       differing laws or administrative practices; and

•       potentially adverse tax consequences of operating in multiple jurisdictions.

Further, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us.

Failure of our information technology systems could significantly disrupt our operations, which could reduce our customer base and could harm our business, financial condition and results of operations.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our computer systems as well as those of our service providers are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. For example, certain of our service providers’ science education websites were attacked in 2003 and several thousand credit card numbers belonging to our customers were stolen. While we notified the proper authorities and the affected customers and we have taken appropriate steps to reinforce the security of our websites, there can be no guarantee that such attacks will not occur in the future. Failure to maintain a secure web-based procurement system could have a material adverse effect on our business, financial condition and results of operations.

Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We are continuing to implement a single technology platform in Europe. If these technology systems upgrades are not properly executed or the upgraded systems encounter problems or fail, it could have a material adverse effect on our business, financial condition and results of operations.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We maintain operations in 18 countries. We also export products from our distribution facilities in North America and Europe to markets in Central America, South America, British Commonwealth countries, North Africa, the Middle East and the Pacific Rim. We have not sought to register our material trademarks and service marks in all of these countries and may be blocked from doing so by others who have already registered identical or similar marks for similar goods or services. In addition, if we do business in countries where other companies may have registered identical or similar trademarks or service marks, we run the risk of being sued for infringement.

We are not the record owner of a significant number of our material trademarks or service marks used outside of the United States. Under the terms of the Acquisition, Merck KGaA continues to own the registrations and applications for the VWR, VWR International, and other marks used in and identified with our business. While Merck KGaA and its affiliates are in the process of transferring these marks and the registrations and applications to us at its cost, the cost of recording these transfers could be substantial and there is no guarantee that Merck KGaA will successfully cause its affiliates to actually assign these registrations and applications in a timely manner or that it will in all cases be able to do so. If we are not assigned ownership in a timely matter, we may not be able to appropriately maintain existing registrations and applications and may become subject to conflicts and claims of infringement if another company acquires registrations or applications in the marks.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We may no longer receive the favorable rates or treatment that were provided to us during our affiliation to Merck KGaA.

As a wholly-owned subsidiary of Merck KGaA prior to the consummation of the Acquisition, we were able to take advantage of Merck KGaA’s size and purchasing power in procuring various goods and services. Merck KGaA has agreed to assist us in obtaining third party suppliers’ consents to continue to benefit from its group purchasing contracts following the completion of the Acquisition. However, we cannot assure you that all such consents will be obtained and that we will be able to continue to obtain such goods and services on terms as favorable as those that were previously available to us.

We rely upon third parties to manufacture and ship products to us and to our customers and interruptions in their operations could harm our business, financial condition and results of operations.

We are dependent on third-party manufacturers to supply us products. In addition, we ship substantially all our orders through various independent package delivery providers. Strikes or other service interruptions by our manufacturers or carriers could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis or both, which could have a material adverse effect on our business, financial condition and results of operations.

If we engage in acquisitions or business combinations, we will be subject to a variety of other risks that could harm our business.

We may engage in selective acquisitions from time to time. Any future acquisitions could result in a variety of other risks:

•       we may need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired business;

•       future acquisitions or business combinations might have a material adverse effect on our business relationships with customers or manufacturers, or both, and could lead to a termination of or otherwise affect our relationships with such customers or manufacturers;

•       we may assume substantial actual or contingent liabilities;

•       we may incur substantial unanticipated costs or other problems associated with acquired businesses; and

•       we may not be able to retain the key personnel, customers and suppliers of the acquired business.

Available Information

As a new U.S. Securities and Exchange Commission (“SEC”) Registrant, we will file annual and quarterly reports and other information with the SEC. You may read and copy any documents we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) online at www.vwr.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Corporate Information

Our principal executive offices are located at 1310 Goshen Parkway, P.O. Box 2656, West Chester, PA 19380 and our telephone number is (610) 431-1700. Our Internet website is located at www.vwr.com.

ITEM 2.                PROPERTIES

We own and lease office and warehouse space in North America and Europe. We maintain our corporate headquarters in West Chester, Pennsylvania, where we lease 97,516 square feet of office space for executive, financial, information systems, marketing and other administrative activities. We also lease 24,030 square feet of office space in Zaventem, Belgium for European executive, financial, information systems, marketing and other administrative activities. As of December 31, 2004, the following table sets forth information with respect to our significant distribution, manufacturing and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois	Owned	300,000 sq. ft.	Distribution Center
Briare, France	Owned/Leased	358,675 sq. ft.	Distribution/Manufacturing Center
Bridgeport, New Jersey	Owned/Leased	466,776 sq. ft.	Distribution Center
Brisbane, California	Leased	248,280 sq. ft.	Distribution Center
Bruchsal, Germany	Owned	108,339 sq. ft.	Distribution Center
Buffalo, New York	Owned	127,000 sq. ft.	Distribution Center
Darmstadt, Germany	Leased	45,348 sq. ft.	Offices
Denver, Colorado	Leased	130,091 sq. ft.	Distribution Center
Haasrode, Belgium	Owned	201,447 sq. ft.	Distribution/Manufacturing Center
Karlskoga, Sweden	Leased	129,167 sq. ft.	Distribution Center
Lutterworth, United Kingdom	Leased	183,205 sq. ft.	Distribution Center
Milan, Italy	Leased	13,563 sq. ft.	Distribution Center
Mississauga, Ontario, Canada	Leased	114,000 sq. ft.	Distribution Center
Mollet del Valles, Spain	Leased	33,480 sq. ft.	Offices/Distribution Center
Rochester, New York	Owned	286,260 sq. ft.	Distribution/Manufacturing Center
Suwanee, Georgia	Leased	168,925 sq. ft.	Distribution Center

We also lease over 20 service centers in North America and Europe which support our sales and warehouse functions.

ITEM 3.                LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnities will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material impact on our business, financial condition and results of operations.

From time to time, we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. Until 1987, we distributed certain asbestos-containing products primarily for use in laboratories, including pads, protective clothing and laboratory equipment. Individuals who were exposed to these asbestos-containing products have, from time to time, brought claims against us for asbestos-related injuries. We believe that the liabilities associated with asbestos-related claims currently pending against us are not material. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock. We are a wholly-owned indirect subsidiary of CDRV Investors, Inc. We did not pay any dividends on our common stock during 2004 or 2003. Our debt instruments restrict our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Following the Acquisition.”

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below for each of the years in the five-year period ended December 31, 2004 are derived from our historical consolidated and combined financial statements. Those consolidated and combined financial statements for the years ended December 31, 2001, 2002, 2003 and 2004 have been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements presented elsewhere herein. The term “predecessor” refers to VWR International Corporation prior to the Acquisition. The term “successor” refers to VWR International, Inc. following the Acquisition.

	Successor		Predecessor
	April 7- December 31,		January 1- April 6,		Year Ended December 31,
	2004		2004		2003		2002		2001	2000
	(Consolidated)		(Consolidated)		(Consolidated)		(Combined)		(Combined)	(Combined)
										(Unaudited)
			(Dollars in millions)
Income Statement Data:
Net sales	$2,212.2		$793.2		$2,794.2		$2,624.1		$2,522.4	$2,295.3
Cost of goods sold	1,652.7		588.0		2,078.1		1,950.1		1,886.1	1,693.3
Gross profit	559.5		205.2		716.1		674.0		636.3	602.0
Selling, general and administrative expenses(1)	455.4		163.7		583.4		560.0		573.7	565.2
Restructuring and other charges(2)	—		—		—		—		11.5	22.4
Operating income	104.1		41.5		132.7		114.0		51.1	14.4
Interest expense, net	50.7		5.6		24.4		39.4		74.1	99.2
Other (income) expense, net(3)	(2.0)		0.1		(3.0)		0.6		2.4	19.5
Income (loss) before income taxes and cumulative effect of a change in accounting principle	55.4		35.8		111.3		74.0		(25.4)	(104.3)
Income tax provision (benefit)	23.5		15.1		46.2		29.7		7.0	(31.7)
Income (loss) before cumulative effect of a change in accounting principle	31.9		20.7		65.1		44.3		(32.4)	(72.6)
Cumulative effect of a change in accounting principle(1)	—		—		—		(43.8)		—	—
Net income (loss)	$31.9		$20.7		$65.1		$0.5		$(32.4)	$(72.6)
Other Financial Data:
Depreciation and amortization(1)	$25.8		$8.9		$32.9		$32.6		$82.6	$82.3
Capital expenditures	13.1		3.3		16.6		41.0		28.2	29.6
Gross profit as a percentage of net sales	25.3%		25.9%		25.6%		25.7%		25.2%	26.2%
Ratio of earnings to fixed charges(4)	1.9	x	5.1	x	4.1	x	2.4	x	—	—

	Successor	Predecessor
	December 31,	December 31,
	2004	2003	2002	2001	2000
	(Consolidated)	(Consolidated)	(Combined)	(Combined)	(Combined)
					(Unaudited)
		(Dollars in millions)
Balance Sheet Data:
Total assets	$2,546.0	$1,767.9	$1,705.2	$1,783.9	$1,836.9
Total debt	1,099.2	1,026.0	1,100.6	1,239.5	1,348.5
Shareholders’ equity	637.3	265.4	176.9	170.2	171.8

(1)           We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives not be amortized, but subject to an impairment test on an annual basis or when facts and circumstances suggest that such assets may be impaired. As a result of the transitional goodwill impairment evaluation as of January 1, 2002, we recognized a non-cash transitional impairment loss of $43.8 million, which was not deductible for tax purposes. In addition, we ceased amortization of goodwill effective January 1, 2002. Included in selling, general and administrative expenses in 2000 and 2001 is amortization expense of $51.9 million and $52.0 million, respectively, for goodwill.

(2)           During 2000, we recorded a pre-tax restructuring charge of $4.8 million and a provision of $17.6 million related to the write down of certain North American Lab segment trade accounts receivables.

During 2001, we recorded a pre-tax restructuring charge of $11.5 million that included a $3.7 million charge for a reorganization of the businesses and a charge of $7.8 million for the impairment of certain trade names in the North American Lab segment.

(3)           During 2000, we recognized a pre-tax loss of $19.6 million related to an impairment and sale of an investment in NexPrise, Inc. (formerly known as Ventro Corporation).

(4)           For purposes of calculating the ratio of earnings to fixed charges, (1) earnings is defined as income before income taxes and cumulative effect of a change in accounting principle and equity method earnings or losses plus fixed charges and distributed earnings of investees, and (2) fixed charges is defined as interest expense (including amortization of debt issuance costs) and one-third of rental expense (which we believe is representative of the interest component of rent expense). Earnings were insufficient to cover fixed charges for the years ended December 31, 2000 and 2001 by $104.3 million and $25.4 million, respectively.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We generate our net sales through the sale of more than 750,000 products and the provision of value-added services to the global research laboratory market. We generate approximately 75% of our net sales from the sale of consumable products. We offer both private label and branded products that we source from more than 5,000 manufacturers.

We have over 250,000 customers. Our customers include pharmaceutical and biotechnology companies, universities and research institutes, governmental agencies and environmental testing organizations. Our largest customer accounted for less than 3% of our 2004 net sales.

Our operating and financial strategy emphasizes fiscal discipline, profitable revenue growth opportunities and free cash flow generation. The principal tenets of our strategy are outlined below.

Increase Productivity and Profitability.   We believe that there are opportunities to further increase the productivity and profitability of our operations. For example, we believe that we can increase the productivity of our sales force by revising its compensation structure and improving its training programs. We believe that additional “back-office” administrative function centralization in Europe could provide meaningful cost reduction opportunities. We also believe that increasing customer use of web-based catalogs and purchasing systems may enable us to rationalize our facilities and call centers. We plan to continue implementing working capital improvement initiatives designed to improve our free cash flow generation.

Optimize Product Portfolio.   We currently maintain a 750,000 product portfolio, which creates significant complexity in inventory management. We believe that a substantial opportunity exists to optimize our product portfolio through a selective review of our products to identify those with lower profitability and market potential. In addition, we intend to continue applying our knowledge of customer needs and purchasing patterns to assist manufacturers in rationalizing and enhancing their product lines.

Improve Sourcing Strategy.   By utilizing our global scale, strong relationships with our multinational customers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with our leading manufacturers, while strategically rationalizing those relationships with low profitability and eliminating unnecessary duplicative sourcing of products to maximize purchasing economics of scale.

Increase Sales of Private Label Products.   We intend to intensify our sales and marketing efforts to grow sales of our private label products, which accounted for approximately 10.2% of our net sales in 2004. We believe that this strategy represents a significant profitability enhancement opportunity, as private label product sales generate higher gross margins than comparable third-party product sales.

Expand into Currently Under-Penetrated, Growing Market Segments.   We plan to increase our focus on markets with higher than average growth rates. As part of this strategy, we expect to intensify our sales initiatives, expand our product offerings, and target select opportunistic acquisitions, in under-penetrated market segments, including universities, food and beverage, public institutions, clinical laboratories and safety and contract research organizations. We believe that our increased focus, existing market position and broad product offering, combined with superior customer service, will lead to an increased share of these market segments.

Pursue Cross-Selling Opportunities.   We will continue our efforts to utilize the strength of the Merck KGaA brands to cross-sell our non-chemical product offerings to increase our market share in currently under-penetrated categories, such as equipment and consumables in Europe and North America. We believe that this cross-selling opportunity presents substantial revenue and profitability potential for us.

Utilize Global Scale to Increase Market Share.   We are a leading distributor in the global research laboratory industry. We believe that a large majority of the industry is served by many smaller regional and specialty distributors and by manufacturers selling direct, many of which we believe lack the in-house sales, distribution and logistics capabilities of the scale sufficient to compete with us on a global basis. As a result, there is a significant opportunity to increase our market share.

We have implemented this strategy through investments in our Sales and Strategic Sourcing organizations and have dedicated significant resources to identify strategic acquisition opportunities in 2005. These investments have significantly increased our selling, general and administrative expenses subsequent to the Acquisition. Activities associated with these personnel investments can involve long lead times and therefore, the payback on these personnel investments may not occur until later in 2005 or during 2006. We did not engage in any significant acquisitions in 2002, 2003 and 2004.

Subsequent to the Acquisition, we initiated restructuring activities designed to reduce operating costs and improve our operating and administrative capabilities of the Company. The initial focus was on the Company’s European operations and organization structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring charges of $29.7 million primarily related to reductions in headcount in Europe. These reductions were primarily due to the reorganization of our European sales and marketing functions. During the first quarter of 2005, as a result of finalizing these activities, we expect to record additional restructuring charges associated with changes to benefit plans, closure of selected facilities and severance costs. Charges related to these efforts have been recorded as adjustments to Acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Compliance with Sarbanes-Oxley Act.   We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the compliance date of December 31, 2006. Compliance with these requirements require significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure. For example, we have expanded our finance and accounting team to include a new position of Vice President of Internal Audit. We also expect to spend in excess of $5 million over the next twelve to eighteen months in conducting our internal assessment of our internal controls over financial reporting. A component of this study will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our senior financial team from, our operations or require additional spending above and beyond our initial budget expectations.

Basis of Financial Statement Presentation

On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of its legal entities that comprised our North American and European businesses were contributed to VWR International Corporation and became its wholly-owned subsidiaries. These reorganization transactions are referred to in this Form 10-K as the “Reorganization.” The formation of VWR International Corporation and the transfer of our North American and European businesses to it through the Reorganization were transactions between companies under common control and have been accounted for in a manner similar to a pooling of interests. The financial statements for the year ended December 31, 2002 represent the combined financial statements of the two businesses that have been derived from the consolidated financial statements and accounting records of Merck KGaA using the historical results of operations and historical basis of the assets and liabilities of the individual businesses following a carve-out process for the European business in 2002. The financial statements for the year ended December 31, 2003 are consolidated as they consist of the financial statements of the wholly-owned subsidiaries of VWR International Corporation. Merck KGaA sold its investment in us to CDRV Acquisition Corporation on

April 7, 2004. As a result of the Acquisition, the financial statements for the periods included in the year ended December 31, 2004 reflect the results of operations, cash flows, and statements of shareholders’ equity and other comprehensive income (loss) using predecessor and successor time periods. In order to provide a meaningful basis of comparing our results of operations for the year ended December 31, 2004, the results of operations for the “predecessor” period (January 1, 2004 through April 6, 2004) have been combined with the results of operations for the “successor” period (April 7, 2004 through December 31, 2004). All intercompany accounts and transactions have been eliminated.

The purchase price paid by Merck KGaA for the businesses was pushed down to VWR International Corporation’s financial statements from the date of acquisition and has resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of either push down debt due Merck KGaA or a contribution to shareholders’ equity for cash consideration. Interest expense is recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates we would have obtained if we were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on push down debt has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of shareholders’ equity, as this interest is not required to be paid to Merck KGaA.

Equity transactions with Merck KGaA represent cash and non-cash transactions between us and Merck KGaA associated with carve-out, push down, and other equity transactions prior to the Reorganization. Because a direct ownership relationship did not exist among all the various units comprising us prior to December 31, 2002, Merck KGaA’s net investment in us is shown as Invested Equity in the combined financial statements prior to the Reorganization. We began accumulating retained earnings subsequent to the date of the Reorganization.

Management believes the assumptions underlying the 2002 combined financial statements are reasonable. However, the financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges for such services would have been material. The historical financial information does not reflect the added costs that we will incur as a separate company. These additional costs will include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act of 2002. The historical financial information also does not reflect the incremental costs associated with changes that will occur in our capital structure and operations.

Effects of the Acquisition

The Acquisition has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted, as of the date of Acquisition, to their respective fair values. This resulted in the recognition of significant identified intangible assets relating to customer relationships, trademarks and tradenames, an increase in pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments and the impact of the new debt and equity structure.

The recognition of the fair value of assets acquired resulted in higher net non-cash depreciation and amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense will be partially offset by reduced current income taxes payable, to the extent they offset current taxes payable generated from operations.

Constant Currency Analysis

We maintain operations in North America and in 15 European countries. Approximately 40% of our net sales for the year ended December 31, 2004 originated in currencies other than the U.S. dollar,

principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this Annual Report on Form 10-K to remove the impact of the fluctuation in foreign exchange rates.

When we use the term “constant currency”, it means that we have translated financial data for a period into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. We utilize constant currency results in our analysis of segment performance. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

Business Segments

We report our financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing, governmental agencies, colleges and universities and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

In 2003, the North American Lab segment recorded operating income as a percentage of net sales, or operating margins, that was approximately 92 basis points (or 0.92%) higher than the European Lab segment operating margin. While the European Lab segment’s operating income has historically been lower than North American Lab operating income, the European Lab segment has historically generated higher gross profit as a percentage of net sales, or gross margins, due to a more fragmented customer base and greater concentration of high quality, higher margin chemical sales. These higher gross margins in Europe, however, are offset by higher selling, general and administrative expenses required to maintain the appropriate infrastructure to serve a multi-lingual and multi-cultural marketplace, resulting in lower operating margins than in the North American Lab segment. For the year ended December 31, 2004, this differential between the two segments increased to 152 basis points (or 1.52%), mainly because of increased losses in France and higher product costs for certain chemicals. The increased French losses were mainly a result of an approximate 6% sales decline on a constant currency basis for the year ended December 31, 2004 compared to the year ended December 31, 2003, while operating infrastructure costs remained relatively constant. Science Education operating margins benefit from the segment’s positioning as both a manufacturer and a distributor, thus benefiting from the profitability characteristics of both aspects of the supply chain.

Seasonality

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. For example, in 2004 and 2003, approximately 28% and 30%, respectively, of our total operating income was generated in the quarter ending September 30. This stronger quarterly performance is typically due to higher sales and operating income in our Science Education segment, as schools purchase supplies in preparation for the beginning of the new school year, offset by a seasonal slowdown in our European Lab segment. Quarterly sales are also influenced by the number of shipping days in a given fiscal quarter.

Results of Operations

Our net sales are derived primarily from the sale of scientific supplies, including laboratory supplies, research chemicals, apparatus, laboratory furniture and services. Freight costs that are billed to our customers are also included in net sales.

Our cost of sales consists primarily of the cost of inventory shipped and our cost of labor for services provided on site at our customer’s locations, such as storeroom management and product delivery. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

Selling, general and administrative expenses (“SG&A”) primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

During the years ended December 31, 2004, 2003 and 2002, inflation has not had a significant impact on our results of operations.

Sales

The following table presents sales and sales growth by reportable segment for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	Year Ended December 31,
	2004	% Change	2003	% Change	2002
Net Sales
North American Lab	$1,837.2	5.9%	$1,734.3	2.4%	$1,694.1
European Lab	1,035.3	11.0%	932.6	17.4%	794.1
Science Education	132.9	4.4%	127.3	(6.3)%	135.9
Total	$3,005.4	7.6%	$2,794.2	6.5%	$2,624.1

Net sales for 2004 increased to $3,005.4 million from $2,794.2 million in 2003, an increase of $211.2 million, or 7.6%. Excluding the effects of foreign exchange totaling $108.2 million for 2004, net sales increased by 3.7%, from 2003. The vast majority of the growth expressed in local currencies was from the North American Lab segment while net sales in the European Lab segment were flat. Net sales for 2003 increased to $2,794.2 million from $2,624.1 million in 2002, an increase of $170.1 million, or 6.5%. The increase was driven primarily by sales growth in the North American Lab segment and the impact of favorable currency exchange rates on the European Lab segment, partially offset by a decline in our Science Education segment.

Sales in the North American Lab segment for 2004 increased to $1,837.2 million from $1,734.3 million in 2003, an increase of $102.9 million, or 5.9%. Foreign currency changes accounted for $11.8 million of the increase for 2004. Organic growth for North America was relatively broad based across most product groups, especially chemicals and equipment/instruments. Sales in the North American Lab segment for 2003 increased to $1,734.3 million from $1,694.1 million in 2002, an increase of $40.2 million, or 2.4%. The increase was primarily driven by higher sales to our pharmaceutical, biotechnology, university and government customers. North American Lab sales also benefited from strong sales growth in Canada, a portion of which was the result of favorable currency exchange rate movements between the U.S. dollar and Canadian dollar.

Sales in the European Lab segment for 2004 increased to $1,035.3 million from $932.6 million in 2003, an increase of $102.7 million, or 11.0%. The increase was due to the impact of favorable currency exchange rates, as sluggish economic conditions throughout Europe caused net sales expressed in local currencies to be essentially flat. Foreign currency changes accounted for $96.4 million of the 2004 increase. Sales in the European Lab segment for 2003 increased to $932.6 million from $794.1 million in 2002, an increase of $138.5 million, or 17.4%. The increase was substantially due to the impact of favorable currency exchange rates, as sluggish economic conditions throughout Europe caused growth in net sales expressed in local currencies to be essentially flat.

Sales in the Science Education segment for 2004 increased to $132.9 million from $127.3 million in 2003, an increase of $5.6 million, or 4.4%. The increase for 2004 was mainly attributable to a strong selling season especially during the third quarter. The positive sales growth during the third quarter of 2004 helped offset the sales decline this segment had experienced during the first half of 2004, which was driven primarily by budget constraints by several state and local governments, which limited the amount of funds available for the purchase of scientific supplies for school laboratories. Sales in the Science Education segment for 2003 declined to $127.3 million from $135.9 million in 2002, a decrease of $8.6 million, or 6.3%. The decline was primarily driven by budget reductions by several state and local governments, which limited the amount of funds available for the purchase of scientific supplies for school laboratories. Industry-wide textbook publisher sales also declined in 2003, which had an impact on the sales of a portion of our products that are sold in connection with new textbooks.

Gross Profit

The following table presents gross profit for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	Years Ended December 31,
	2004	2003	2002
Gross profit	$764.7	$716.1	$674.0
Percentage of net sales	25.4%	25.6%	25.7%

Gross profit for 2004 increased to $764.7 million from $716.1 million in 2003, an increase of $48.6 million, or 6.8%. Approximately $32.7 million of this growth was attributable to the effect of currency translation and the balance was primarily comprised of the margin effect associated with organic sales growth. For the year ended December 31, 2004 compared to the year ended December 31, 2003, our North American Lab margin percentages improved slightly, mainly because of higher supplier rebates, while our European Lab margin percentages declined slightly, mainly because of higher product costs for certain chemicals.

Gross profit for 2003 increased to $716.1 million from $674.0 million in 2002, an increase of $42.1 million, or 6.2%, primarily as a result of the positive impact of currency exchange rates and higher net sales in our North American Lab segment, partially offset by lower gross profit in our Science Education segment.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses, for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	Years Ended December 31,
	2004	2003	2002
Selling, general and administrative expenses	$619.1	$583.4	$560.0
Percentage of net sales	20.6%	20.9%	21.3%

SG&A expenses for 2004 increased to $619.1 million from $583.4 million in 2003, an increase of $35.7 million, or 6.1%. Excluding the effects of foreign exchange totaling $27.7 million for 2004, SG&A increased by 1.4% from 2003. Productivity improvements, initiated during the second and third quarters of 2003, permitted staffing reductions, which in turn resulted in modest declines in SG&A expenses during the first half of 2004. These declines were subsequently offset during the third quarter of 2004 by increases in costs associated with our investment in sales and other strategic and corporate personnel.

SG&A expenses for 2003 increased to $583.4 million from $560.0 million in 2002, an increase of $23.4 million, or 4.2%. The increase in SG&A expenses was primarily due to the impact of currency exchange rates, offset by lower expenses in the North American Lab segment, and lower expenses in the European Lab segment as expressed in local currencies. SG&A expenses as a percentage of net sales decreased from 21.3% in 2002 to 20.9% in 2003. This decline reflects ongoing productivity and cost control programs as well as economies of scale associated with our revenue growth. In the North American Lab segment, productivity improvements combined with lower product liability costs of $5.0 million offset increases in employee benefit and insurance expenses of $7.3 million and bad debt expense of $1.9 million. In Europe, improvements were generated through increased operating efficiencies and cost containment programs primarily focused on centralizing functions, which reduced our logistics, field force and administrative expenses as expressed in local currencies. In addition, SG&A expenses in Europe for 2003 benefited from adjustments to previously established reserves related to estimates of sales returns, severance payments and other items, which resulted in a decrease in SG&A expenses by $2.9 million in 2003. SG&A expenses as a percentage of our Science Education segment net sales increased slightly due to lower sales volumes not offset by a corresponding decline in SG&A expenses.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	Years Ended December 31,			Percent of Net Sales
	2004	2003	2002	2004	2003	2002
Operating Income
North American Lab	$93.8	$82.8	$71.2	5.1%	4.8%	4.2%
European Lab	37.2	35.9	24.0	3.6%	3.8%	3.0%
Science Education	14.6	14.0	18.8	11.0%	11.0%	13.8%
Total	$145.6	$132.7	$114.0	4.8%	4.7%	4.3%

Operating income for 2004 increased to $145.6 million from $132.7 million in 2003, an increase of $12.9 million, or 9.7%. Excluding the effects of strengthening foreign currencies, operating income would have increased by 6.0% in 2004. Operating income expressed as a percentage of net sales (“operating margin”) was 4.8% for 2004 compared to 4.7% for 2003. The year-over-year improvement in operating margins was primarily due to sales and gross profit growth rates exceeding the SG&A expense growth rate in the North American Lab segment. Primarily as a result of the factors described above, operating income for 2003 increased to $132.7 million from $114.0 million in 2002, an increase of $18.7 million, or 16.4%. The improvement in operating margin to 4.7% in 2003 from 4.3% in 2002 was primarily due to the decrease in SG&A expenses as a percentage of net sales.

Operating income in the North American Lab segment for 2004 increased to $93.8 million from $82.8 million in 2003, an increase of $11.0 million, or 13.3%. Operating margin improved to 5.1% for 2004 compared to 4.8% for 2003. The improvement in operating margin was primarily due to higher supplier rebates and sales and gross profit growth rates exceeding the SG&A expense growth rate as the result of productivity initiatives taken to reduce costs during the third quarter of 2003. Strengthening foreign currencies positively affected operating income by $1.8 million for 2004 compared to 2003. Operating income in the North American Lab segment for 2003 increased to $82.8 million from $71.2 million in 2002, an increase of $11.6 million, or 16.3%, primarily as a result of the factors described above.

Operating income in the European Lab segment for 2004 increased to $37.2 million from $35.9 million in 2003, an increase of $1.3 million, or 3.6%. Operating margin decreased slightly to 3.6% for 2004 compared to 3.8% for 2003. Strengthening European currencies positively affected operating income by $3.2 million for 2004 compared to 2003. The European Lab segment has been adversely affected by changes in pricing for certain chemicals purchased from Merck KGaA that we could not recover through pricing increases and by losses of approximately $6.4 million in our French operations in 2004 which exceeded the losses of approximately $3.2 million in both 2003 and 2002. Operating income in the European Lab segment for 2003 increased to $35.9 million from $24.0 million in 2002, an increase of $11.9 million, or 49.6%, primarily as a result of the factors described above.

Operating income in the Science Education segment for 2004 increased to $14.6 million from $14.0 million in 2003, an increase of $0.6 million, or 4.3%. For the year ended December 31, 2004 compared to the year ended December 31, 2003, the Science Education segment experienced an increase in operating income mainly due to an increase in net sales. Operating income in the Science Education segment for 2003 decreased to $14.0 million from $18.8 million in 2002, a decrease of $4.8 million, or 25.5%, primarily as a result of the factors described above.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $56.3 million, $24.4 million and $39.4 million for 2004, 2003 and 2002, respectively. The 2004 increase was due to the new capital structure that was established in connection with the Acquisition that resulted in a higher level of outstanding debt and an increase in interest rates. The 2003 decrease was a result of the reduction of debt through cash generated from operations and lower interest rates. Interest rates on push down debt declined to 2.0% in 2003 from 3.4% in 2002. Interest on push down debt did not represent a cash payment of interest to Merck KGaA and was recorded as a capital contribution by Merck KGaA, net of tax.

Other (Income)/Expense, net

Other (income)/expense, net was ($1.9) million, ($3.0) million and $0.6 million for 2004, 2003 and 2002, respectively. Income in 2004 included net exchange gains of ($1.5) million and equity income of ($0.5) million. Income in 2003 included net gains on sale of assets of ($1.4) million, ($1.0) million related to an insurance recovery and equity income of ($0.6) million. The 2002 expense is primarily a result of $1.0 million of costs incurred in connection with a discontinued initial public offering which offset equity income of ($0.5) million.

Income Tax Provision

The effective income tax rate for calendar year 2004 was 42.3% compared to 41.5% in 2003. The effective tax rate for 2004 is slightly higher than the comparable period in 2003 primarily as a result of larger pre-tax losses in France in 2004 as compared to 2003, for which no tax benefit was recognized as a result of the need for a valuation allowance. In addition, there were increases in local taxes associated with our Puerto Rican business as compared to prior periods as well as the generation of excess foreign tax credits in our U.S. operations for which we have recorded a full valuation allowance. Our effective rate was 41.5% in 2003 up from 40.1% in 2002. This increase is primarily due to the lower effective rates of foreign income taxes in 2003 offset by the increase in the valuation allowance of $3.1 million for French and Mexican net operating loss carryforwards.

Prior to the Reorganization as of December 31, 2002, we were, in certain cases, included in consolidated tax returns with Merck KGaA affiliates, and certain of our entities were included in tax-sharing agreements. For purposes of the consolidated and combined financial statements included elsewhere in this Form 10-K, our income taxes have been calculated on a separate tax return basis.

Impact of Goodwill Accounting

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and discontinued amortization of goodwill. SFAS No. 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We have elected to perform our annual test for indications of goodwill impairment in the fourth quarter of each year.

Upon adoption of SFAS No. 142, in 2002, we recorded a transitional impairment charge of $43.8 million.

Balance Sheet Structure-Post Acquisition

As a result of the Acquisition, the Company’s balance sheet has changed. The most significant changes relate directly to the allocation of the purchase price, restructuring of debt obligations and increases in intangible assets and deferred taxes. Prospectively, the Company expects to incur additional expense related to the amortization of intangible assets with finite lives and interest costs related to higher rates of interest on external debt obligations.

Historical Cash Flows

Cash Flows from Operating Activities

The following table presents cash flow from operations related to operations and working capital (dollars in millions):

	2004	2003	2002
Cash flow from operations, excluding working capital	$100.5	$123.7	$108.5
Cash flow from working capital changes, net	84.2	31.4	48.3
Cash flow from operations	$184.7	$155.1	$156.8

We generated $184.7 million of cash flow from operations during 2004 compared to $155.1 million during 2003. The improvement in cash from operations was primarily the result of improvements in working capital management partially offset by a decline in net income resulting from higher interest expense. The significant improvement in cash flow from working capital changes was the result of increased focus by the Company’s management in the areas of accounts payable and inventory that was partially offset by an increase in trade accounts receivable.

During 2003, cash flows from operations declined $1.7 million in comparison to 2002. Improved operating income in 2003 was the primary factor influencing the $15.2 million improvement in cash flow from operations, excluding working capital. While the Company continued to generate additional cash flow from changes in working capital of $31.4 million in 2003, reflecting ongoing improvements in receivables, inventory, and accounts payable management, the rate of improvement was $16.9 million less than that realized in 2002.

Days sales outstanding in accounts receivable were 49.1, 48.9 and 49.7 days as of December 31, 2004, 2003 and 2002, respectively. Trade receivables are higher in Europe due to the extended payment practices in the countries in which we operate. Days supply of inventory declined to 39.1 days as of December 31, 2004 compared to 46.6 days as of December 31, 2003 and 50.9 days as of December 31, 2002 due primarily to continuous efforts to reduce inventory levels while maintaining customer service levels. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we may make payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in the countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year. Days payable outstanding increased to 52.5 days as of December 31, 2004 compared to 41.1 days as of December 31, 2003 and 41.7 days as of December 31, 2002, mainly due to continued efforts to reduce working capital in 2004. By increasing our days payable outstanding, our accounts payable balances have increased, which has the effect of reducing our working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,576.3 million for the year ended December 31, 2004 compared to $8.9 million for the year ended December 31, 2003. This increase was primarily the result of the Acquisition.

Capital expenditures consist of two principal components: expenditures for facilities, and expenditures for technology to support the business. Capital expenditures were $16.4 million in 2004, $16.6 million in 2003 and $41.0 million in 2002. Capital expenditures decreased in 2003 from 2002 by $24.4 million primarily due to lower expenditures for both facilities and technology. The timing of warehouse expansions may also cause a variance in year-to-year capital expenditures. We anticipate 2005 capital expenditures to approximate $35.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,606.7 million for the year ended December 31, 2004 compared to net cash used in financing activities of $144.8 million for the year ended December 31, 2003. The net cash provided in 2004 was primarily a result of the Acquisition and the new capital structure we established. The 2003 usage was primarily related to the net repayment of debt.

In connection with the Acquisition, CDRV Investors, Inc. (our ultimate parent company) adopted the CDRV Investors, Inc. Stock Incentive Plan, and made an initial offering of awards under the plan to certain of our officers, employees and non-employee directors. Certain officers and employees were offered the opportunity to purchase shares of CDRV Investors, Inc. common stock, and to receive a grant of a number of options to purchase additional shares based on the number of shares of common stock purchased. As part of the initial offering, directors who are not also our employees or associated with CD&R were each offered the opportunity to purchase up to 2,500 shares of CDRV Investors, Inc. common stock.

As of December 31, 2004, CDRV Investors, Inc. had closed the initial offering in respect of 196 of our officers and employees, and four of our directors. In the initial offering, these officers, employees, and directors purchased a total of 239,135 shares and were granted options to purchase 484,590 shares under the Plan. Upon the closing of the offering, the net proceeds of approximately $23.7 million were paid to CDRV Investors, Inc., who in turn contributed the approximately $23.7 million to the Company as an additional investment.

In connection with the share purchase program, various non-executive officers and employees of the Company and its subsidiaries who chose to purchase stock of CDRV Investors, Inc. were provided the option of participating in a loan program provided by Bank of America, N.A. to assist in the payment of a portion of the purchase price. The payment obligations of borrowers under the Bank of America, N.A. loan program are guaranteed by the Company up to an aggregate principal amount of $8.0 million. As a result of the closings, the total amount of loans provided by Bank of America N.A. and guaranteed by the Company was $2.9 million. In certain limited cases, some non-executive officers and employees of the

Company or its subsidiaries received $0.3 million of loans directly from the Company of which $0.1 million is outstanding as of December 31, 2004.

See “Item 11—Executive Compensation.”

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient funds from both internal and external sources to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range objectives and meeting debt service commitments.

As of December 31, 2004, we had outstanding indebtedness of $1,099.2 million. The $1,099.2 million of total indebtedness consists primarily of $520.0 million aggregate principal amount of notes, a $379.9 million U.S. dollar-denominated term loan and a $179.6 million Euro-denominated term loan. Cash paid for interest during 2004 was $35.2 million. Our debt levels increased slightly and related interest rates increased more significantly as a result of the Acquisition and our cash paid for interest expense has increased significantly since April 7, 2004. Based on borrowings outstanding and interest rates in effect as of December 31, 2004, interest expense for the notes and the term loans is expected to be approximately $70.8 million for the 12 months ended December 31, 2005 (including $4.9 million of amortization of debt issue costs). Prior to the Acquisition, interest on our push down debt did not represent cash interest, as we were not required to pay Merck KGaA interest. The interest expense associated with the push down debt was recorded as a capital contribution by Merck KGaA, net of tax.

As of December 31, 2004, we had $8.0 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility forming part of our Senior Secured Credit Facility was $142.0 million. Undrawn amounts under the multi-currency revolving credit facility will be available to meet future working capital and our other business needs. As borrowings under the multi-currency revolving credit facility may fluctuate with our working capital and other business needs, and the borrowings thereunder bear interest at variable rates, interest expense for this facility will fluctuate as well.

Prior to April 7, 2004, cash flow from operating activities and after investing activities was used to pay down debt or to pay dividends to Merck KGaA. Following the Acquisition on April 7, 2004, our capital structure changed significantly. Under the credit agreement for our Senior Secured Credit Facility, beginning in the fiscal year ending December 31, 2006, Excess Cash Flow (as defined in the credit agreement) will be required to be used to prepay credit agreement debt, in addition to scheduled principal payments. Based upon current levels of operations and expectations as to future growth, we believe that cash on hand, generated from operations, together with amounts available under our $150.0 million multi-currency revolving credit facility which is a component of our Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of our Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2004, we had $116.1 million of cash and cash equivalents on hand.

Schedule of Contractual Obligations

The following tables detail the payment schedule for debt, capital leases and operating leases as of December 31, 2004:

	As of December 31, 2004
	<1 year	1-3 years	4-5 years	>5 years	Total
	(Payments due by period in millions)
Senior Secured Credit Facility	$—	$11.4	$11.4	$536.7	$559.5
Senior Notes	—	—	—	200.0	200.0
Senior Subordinated Notes	—	—	—	320.0	320.0
Loan from CDRV Holdings, Inc.	—	—	—	0.7	0.7
Bank Loans	11.9	—	—	—	11.9
Capital leases	1.0	1.8	1.4	2.9	7.1
Operating leases	22.9	30.8	17.1	24.1	94.9
Total	$35.8	$44.0	$29.9	$1,084.4	$1,194.1

Indebtedness Prior to the Acquisition

The following is a summary of our indebtedness as of December 31, 2003 prior to the Acquisition:

	Pricing	Amount Outstanding	Average Rate 2003	Maturity
		(in millions)
Push down debt due Merck KGaA	Merck KGaA	$773.3	2.0%	2005
	intercompany rates
Loans from Merck KGaA and affiliates	Merck KGaA	236.0	2.8%	2005
	intercompany rates
Bank loans	Various	9.8	2.8%	2004

The push down debt reflects the debt incurred by Merck KGaA as a result of its acquisition of us. The push down debt had been classified as long-term because Merck KGaA represented to us in writing that it would not require payment on the debt before 12 months. We also had various loans from Merck KGaA outstanding prior to the Acquisition. The contractual maturities of these loans are current, but these loans had been classified as long-term because Merck KGaA represented to us in writing that it would not require payment on the debt before 12 months. A portion of the cash consideration for the Acquisition was used to repay all debt owing to Merck KGaA outstanding on April 7, 2004.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, we, with a syndicate of lenders, led by Deutsche Bank AG, New York Branch, as administrative agent, Citicorp North America Inc., as syndication agent and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as documentation agents, entered into the Senior Secured Credit Facility. The Company is the borrower under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $179.6 million on a U.S. dollar equivalent basis as of December 31, 2004), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. The term loan principal amounts currently outstanding reflect a $50.0 million term loan prepayment on July 30, 2004. As of December 31, 2004, nothing was drawn under the multi-currency revolving credit facility and we had $8.0 million in undrawn letters of credit. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries.

The senior secured credit agreement governing the Senior Secured Credit Facility contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The senior secured credit agreement also requires the Company to maintain certain financial covenants, including a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. See “—Credit Agreement Financial Covenants; Credit Agreement EBITDA.” As of December 31, 2004, the Company was in compliance with all covenants.

Senior and Senior Subordinated Notes.   On April 7, 2004, we issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At December 31, 2004, the Company was in compliance with all covenants.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under our Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under our Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants set forth in the credit agreement for our Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for our Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under our Senior Secured Credit Facility. We are in compliance with these financial covenants as of December 31, 2004.

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for our Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends to CDRV Holdings, Inc.

Credit Agreement EBITDA is not used in the indentures for the Notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio”, which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The calculation of Credit Agreement EBITDA for the years indicated is set forth below on a pro-forma basis.

	Year Ended December 31,
	2004	2003
	(Consolidated) (Unaudited)	(Consolidated) (Unaudited)
	(Dollars in millions)
Net income(1)	$44.0	$34.4
Income tax provision(1)	32.9	25.8
Interest expense, net(1)	69.2	70.4
Depreciation and amortization(1)	35.7	36.5
Non-cash charges(2)	8.8	12.7
Other extraordinary, unusual or non-recurring items(3)	0.4	4.3
Credit Agreement EBITDA	$191.0	$184.1

(1)          Credit Agreement EBITDA for the years ended December 31, 2004 and 2003 is calculated on a pro-forma basis as if the credit agreement for our Senior Secured Credit Facility was in effect with respect to such periods.

(2)          Non-cash charges include pension, postretirement and post employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; and LIFO adjustments.

(3)          Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

The test periods for compliance with the financial covenants in the credit agreement for our Senior Secured Credit Facility began on July 1, 2004. The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
July 1, 2004—December 30, 2005	7.25 to 1.00	1.80 to 1.00
December 31, 2005—December 30, 2006	7.00 to 1.00	1.90 to 1.00
December 31, 2006—December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007—December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008—December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009—December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the years ended December 31, 2004 and 2003, on a pro-forma basis.

	Year Ended December 31,
	2004	2003
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	5.8	6.1
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.0	2.8

(1)          For purposes of calculating the pro-forma compliance ratios noted above, credit agreement interest expense for the year ended December 31, 2003 was based on pro-forma interest expense for the period then ended, net of interest income and reduced by amortization of deferred financing fees.

For the year ended December 31, 2004, credit agreement interest expense was based on actual interest expense for the nine months ended December 31, 2004 (net of interest income and reduced by amortization of deferred financing fees) multiplied by 1.33, as defined in the Credit Agreement.

Debt of CDRV Investors, Inc.

On December 16, 2004, CDRV Investors, Inc., our indirect parent, issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due 2015 (“CDRV Senior Discount Notes”). The net proceeds of the issuance were used to pay a dividend to the holders of the common stock of CDRV Investors, Inc. The CDRV Senior Discount Notes are senior unsecured obligations of CDRV Investors, Inc. and are structurally subordinated to all obligations and other liabilities of CDRV Investors, Inc.’s existing and future subsidiaries, including us. No cash interest will accrue on the CDRV Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent of funds actually available for distribution to CDRV Investors, Inc. under specified provisions of the indentures governing our senior notes and senior subordinated notes and applicable law.

We do not guarantee the obligations under the CDRV Senior Discount Notes. The terms of the Senior Secured Credit Facility and the indentures governing our senior notes and senior subordinated notes, significantly restrict us from making distributions and otherwise transferring assets to CDRV Investors, Inc.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Accounts Receivable and Reserves.   The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Inventories.   Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the U.S. subsidiaries and the average cost or the first-in, first-out (“FIFO”) method for all other subsidiaries. During the year, estimates of the impact of LIFO are used based upon full year estimates of the impact of LIFO and such estimates may change during the course of the year based upon various factors such as price increases and inventory turnover. We review our inventory realization based upon several factors, including customer demand, supply of inventory and competitive activity and record reserves for obsolescence based upon those and other factors. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors.

Rebates from Suppliers.   We earn rebates from certain of our suppliers for the achievement of certain goals or milestones such as sales growth and purchases. To the extent that rebates relate to inventory on hand, the inventory cost is reduced to reflect the lower cost. During the course of the year, estimates made concerning the achievement of these goals or milestones can vary from quarter to quarter. Generally, a proportionally larger amount of rebates are earned in the fourth quarter of each year.

Agreements with Customers.   We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other items. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded as a reduction to sales.

Goodwill and Intangible Assets.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001, goodwill is no longer amortized, but rather, is evaluated for impairment on an annual basis. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit during the fourth quarter of each year. Fair value of the reporting unit is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

As a result of the Acquisition, we have recognized significant intangible assets. In accordance with the provisions of SFAS No. 142, we reevaluate the estimated useful lives of our intangible assets annually. Those intangible assets considered to have indefinite useful lives are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might be less than the fair value, we will perform an impairment review. Fair value of intangible assets is determined using a discounted cash flow approach. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill and our intangible assets.

Product Liability.   We are subject to product liability and other claims in the ordinary course of business. Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies. While the impact on us of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future. For further information, see “Item 3—Legal Proceedings.”

Environmental Liabilities.   We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. Inherent uncertainties exist in these estimates due to unknown conditions, changing laws and regulations and changes in the manner or method of enforcement of such laws and regulations. Accrued liabilities and payments related to environmental liabilities have not been material. Although management uses its best estimates when establishing accruals for environmental liabilities, if interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

Pension Plans.   We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly.

Estimates and Other Accounting Policies.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to product returns, investments, intangible assets, income taxes, warranty obligations, restructuring costs, insurance costs, and contingencies and litigation. While actual results could differ from those estimates, management believes that the estimates are reasonable.

New Accounting Standards

During June 2004, the FASB issued Proposed Interpretation Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This proposed Interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of FASB Statement No. 143. If the Interpretation is issued, its adoption is not expected to have a material effect on the Company’s financial position or results of operations.

During December 2004, the FASB issued SFAS No. 123 Revised (“123R”), Shared-Based Payment. This Statement requires companies to recognize in the income statement, the grant value of stock options and other forms of equity-based compensation issued to employees. The provisions of this statement become effective beginning July 1, 2005. During August 2004, CDRV Investors, Inc., our ultimate parent, introduced a share-based compensation arrangement as a component of its compensation plans for our employees. We estimate that the effect on net income in the periods following adoption of SFAS No. 123R will be consistent with our pro-forma disclosure under SFAS No. 123, except the estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net income will vary depending upon the number of grants of equity, if any. Further, we have not yet determined the actual model we will use to calculate fair value.

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective in fiscal years beginning after June 15, 2005. Management will evaluate what effect, if any, this Statement will have, but does not expect the impact to be material.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,”

“estimates” or similar expressions. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:

•       management forecasts;

•       efficiencies and cost savings;

•       income and margins;

•       growth;

•       economies of scale;

•       the economy;

•       future economic performance;

•       future acquisitions and dispositions;

•       litigation;

•       potential and contingent liabilities;

•       management’s plans;

•       taxes; and

•       refinancing of debt.

Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•       actions by manufacturers, customers, carriers and other third parties;

•       our ability to maintain our relationships with manufacturers;

•       loss of our key executive officers;

•       our ability to consummate and integrate potential acquisitions;

•       the effect of political and economic conditions, inflation and interest rates worldwide;

•       the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters; and

•       increased competition from other companies in our industry and our ability to retain or increase our market shares in our principal geographical markets.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

Market and Industry Data

Information in this Form 10-K about the global research laboratory industry, including our general expectations concerning the industry, are based on estimates prepared using data from various sources and on assumptions made by us. We believe data regarding the global research laboratory industry are inherently imprecise, but based on management’s understanding of the markets in which we compete, management believes that such data is generally indicative of the industry. Our estimates, in particular as they relate to our general expectations concerning the global research laboratory industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “—Risk Factors.”

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   We are exposed to changes in interest rates, primarily as a result of our existing short-term and long-term debt with both fixed and floating interest rates. Prior to the Acquisition, we did not enter into agreements related to interest rate risk. A 100 basis point (or 1.00%) change in variable rate debt outstanding as of December 31, 2004 would, on an annualized basis, affect net income by approximately $3.3 million.

In the future, we may use interest rate swaps or other derivatives to manage interest rate risk on future income caused by interest rate changes on the variable rate facilities under our Senior Secured Credit Facility. If swaps are used, the differential to be paid or received under the agreements is recognized as an adjustment to interest expense related to the debt. Our Senior Secured Credit Facility requires us to enter into interest rate protection agreements which, together with fixed interest rates then applicable to our consolidated funded indebtedness, will provide interest rate protection with respect to at least 50% of our consolidated funded indebtedness for a period of time. Effective July 21, 2004, we entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan facility.

Foreign Currency Hedging.   The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our net sales, gross margins, operating expenses, cash flows and retained earnings, all of which are expressed in U.S. dollars. However, net sales and costs tend to be incurred in the same currency, and therefore, mitigate local currency risks.

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. These activities have not been material to our financial statements. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. The majority of our debt, including the notes, is denominated in U.S. dollars, and accordingly, the majority of our future debt service needs will be U.S. dollar denominated. We have a Euro-denominated term loan in an aggregate principal amount equal to €132.7 million (approximately $179.6 million as of December 31, 2004, on a U.S. dollar equivalent basis) and a $150.0 million multi-currency revolving credit facility forming part of our Senior Secured Credit Facility, as well as borrowings under certain local credit facilities, each of which partially mitigates our currency risk with respect to future debt service. Net sales and costs tend to be incurred in the same currency, and therefore mitigate local currency risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule of VWR International, Inc. (Successor) and VWR International Corporation (Predecessor) for the periods indicated are included in this 10-K.

The term “Successor” refers to VWR, International, Inc. following the Acquisition. The term “Predecessor” refers to VWR International Corporation prior to the Acquisition on April 7, 2004. See also “Basis of Presentation and Principles of Consolidation/Combination” in Note 1(b) to the financial statements.

Page
VWR INTERNATIONAL, INC. (Predecessor and Successor)
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of December 31, 2004 and 2003	41
Consolidated/Combined Statements of Operations for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	42
Consolidated/Combined Statement of Shareholders’ Equity and other Comprehensive Income (Loss) for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	43
Consolidated/Combined Statements of Cash Flows for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	45
Notes to Consolidated/Combined Financial Statements	46
Schedule II—Valuation and Qualifying Accounts for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	103

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

VWR International, Inc.:

We have audited the accompanying consolidated balance sheet of VWR International, Inc. and subsidiaries (Successor) as of December 31, 2004, and of VWR International Corporation and subsidiaries (Predecessor) as of December 31, 2003, and the related consolidated/combined statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the period from April 7, 2004 to December 31, 2004 (Successor period), and from January 1, 2004 to April 6, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor periods). In connection with our audits of the consolidated/combined financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods. These consolidated/combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated/combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the Successor period in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated/combined financial statements present fairly, in all material respects, the financial position of VWR International Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated/combined financial statement schedule, when considered in relation to the basic consolidated/combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(a) to the consolidated/combined financial statements, effective April 7, 2004, CDRV Acquisition Corporation (which merged into VWR International, Inc.) acquired all of the outstanding stock of VWR International Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 2(e) to the consolidated/combined financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Reporting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 31, 2005

VWR INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$116.1	$28.3
Trade accounts receivable, less reserves of $6.0 and $7.8, respectively	405.8	371.1
Trade accounts receivable from Merck KGaA and affiliates	7.8	8.9
Other receivables	19.1	18.9
Notes receivable from Merck KGaA and affiliates	—	10.3
Inventories	248.9	270.9
Other current assets	28.9	25.3
Total current assets	826.6	733.7
Property and equipment, net	154.4	158.3
Investments	8.7	8.1
Goodwill	907.0	819.9
Other intangible assets, net	570.8	2.4
Deferred income taxes	34.4	18.2
Other assets	44.1	27.3
Total assets	$2,546.0	$1,767.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term bank debt and current portion of capital lease obligations	$12.9	$10.7
Accounts payable	288.5	188.5
Accounts payable to Merck KGaA and affiliates	45.3	50.6
Accrued expenses	150.4	120.1
Total current liabilities	497.1	369.9
Long-term debt	1,080.2	—
Push down debt due Merck KGaA	—	773.3
Loans from Merck KGaA and affiliates	—	236.0
Capital lease obligations	6.1	6.0
Other long term liabilities	81.3	53.3
Deferred income taxes	241.1	64.0
Total liabilities	1,905.8	1,502.5
Parent company common stock purchase subject to guarantee agreement (Note 12)	2.9	—
Commitments and contingences (Note 14)
Shareholders’ equity (Note 1):
Common stock (Successor), $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2004	—	—
Common stock (Predecessor), $0.01 par value; 10,000 shares authorized; 1,479.9 shares issued and outstanding at December 31, 2003	—	—
Additional paid-in capital	552.3	224.8
Retained earnings	31.9	65.1
Unamortized value of restricted stock issued	(0.3)	—
Accumulated other comprehensive income (loss)	53.4	(24.5)
Total shareholders’ equity	637.3	265.4
Total liabilities and shareholders’ equity	$2,546.0	$1,767.9

See accompanying notes to consolidated/combined financial statements.

VWR INTERNATIONAL, INC.
Consolidated/Combined Statements of Operations
(Dollars in millions)

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)
Net sales	$2,212.2	$793.2	$2,794.2	$2,624.1
Cost of goods sold	1,652.7	588.0	2,078.1	1,950.1
Gross profit	559.5	205.2	716.1	674.0
Selling, general and administrative expenses	455.4	163.7	583.4	560.0
Operating income	104.1	41.5	132.7	114.0
Interest income	(0.8)	(0.2)	(1.7)	(2.4)
Interest expense:
Interest on push down debt	—	4.1	15.2	26.4
All other interest	51.5	1.7	10.9	15.4
Other (income) expense, net	(2.0)	0.1	(3.0)	0.6
Income before income taxes and cumulative effect of a change in accounting principle	55.4	35.8	111.3	74.0
Income tax provision	23.5	15.1	46.2	29.7
Income before cumulative effect of a change in accounting principle	31.9	20.7	65.1	44.3
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(43.8)
Net income	$31.9	$20.7	$65.1	$0.5

See accompanying notes to consolidated/combined financial statements.

VWR INTERNATIONAL, INC.

Consolidated/Combined Statements of Shareholders’ Equity and
Other Comprehensive Income (Loss)

(Dollars in millions, except share data)

For the Period January 1, 2002 - April 6, 2004 (Predecessor)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Invested	comprehensive
	stock	capital	earnings	Equity	income (loss)	Total
Balance at January 1, 2002	$—	$—	$—	$196.3	$(26.1)	$170.2
Comprehensive income (loss):
Net income	—	—	—	0.5	—	0.5
Minimum pension liability, net of taxes of $13.3	—	—	—	—	(20.0)	(20.0)
Foreign currency translation adjustment	—	—	—	—	6.3	6.3
Total comprehensive (loss)						(13.2)
Capital contributions from Merck KGaA and affiliates	—	—	—	6.8	—	6.8
Dividends paid to Merck KGaA and affiliates	—	—	—	(2.8)	—	(2.8)
Capital contribution for interest expense on push down debt, net of tax	—	—	—	15.9	—	15.9
Transfer of invested equity to common stock and additional paid-in capital related to reorganization	—	216.7	—	(216.7)	—	—
Balance at December 31, 2002	—	216.7	—	—	(39.8)	176.9
Comprehensive income (loss):
Net income	—	—	65.1	—	—	65.1
Minimum pension liability, net of taxes of $0.8	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	16.8	16.8
Unrealized loss on derivatives, net of tax	—	—	—	—	(0.3)	(0.3)
Total comprehensive income						80.4
Transfers to Merck KGaA and affiliates, net	—	(1.0)	—	—	—	(1.0)
Capital contribution for interest expense on push down debt, net of tax	—	9.1	—	—	—	9.1
Balance at December 31, 2003	—	224.8	65.1	—	(24.5)	265.4
Comprehensive income (loss):
Net income	—	—	20.7	—	—	20.7
Foreign currency translation adjustment	—	—	—	—	(3.7)	(3.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	0.2	0.2
Total comprehensive income						17.2
Capital contribution for interest expense on push down debt, net of tax	—	2.5	—	—	—	2.5
Balance at April 6, 2004	$—	$227.3	$85.8	$—	$(28.0)	$285.1

See accompanying notes to consolidated/combined financial statements.

VWR INTERNATIONAL, INC.

Consolidated/Combined Statements of Shareholders’ Equity and
Other Comprehensive Income (Loss) (Continued)

(Dollars in millions, except share data)

For the Period April 7 - December 31, 2004 (Successor)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income (loss)	Total
Balance at April 7, 2004	$—	$—	$—	$—	$—	$—
Issuance of 100 shares of common stock, net of expenses	—	530.5	—	—	—	530.5
Capital contribution (Note 12)	—	21.5	—	—	—	21.5
Issuance of parent company restricted common stock, net (Note 13)	—	0.3	—	(0.3)	—	—
Comprehensive income (loss):
Net income	—	—	31.9	—	—	31.9
Foreign currency translation adjustment	—	—	—	—	54.1	54.1
Unrealized loss on derivatives, net of tax	—	—	—	—	(0.7)	(0.7)
Total comprehensive income						85.3
Balance at December 31, 2004	$—	$552.3	$31.9	$(0.3)	$53.4	$637.3

See accompanying notes to consolidated/combined financial statements.

VWR INTERNATIONAL, INC.
Consolidated/Combined Statements of Cash Flows
(Dollars in millions)

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)
Cash flows from operating activities:
Net income	$31.9	$20.7	$65.1	$0.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.8	8.9	32.9	32.6
Gain on sale of assets	—	—	(1.4)	(0.8)
Cumulative effect of a change in accounting principle	—	—	—	43.8
Interest on push down debt, net of tax	—	2.5	9.1	15.9
Noncash impairment charges	—	—	—	0.7
Amortization of debt issuance costs	3.7	—	—	—
Deferred income tax expense	3.0	0.9	14.0	13.1
Provision for doubtful accounts	2.5	0.6	4.0	2.7
Changes in working capital, net of effect of business acquisitions:
Trade accounts receivable	4.9	(26.8)	2.3	18.5
Other receivables	(7.0)	8.7	1.5	8.9
Inventories	20.5	17.5	13.4	2.6
Other assets	(0.9)	1.9	7.8	(9.8)
Accounts payable trade	16.4	53.3	12.3	26.6
Accounts payable to Merck KGaA and affiliates	(16.2)	8.4	(7.7)	8.6
Other liabilities	2.6	0.9	1.8	(7.1)
Net cash provided by operating activities	87.2	97.5	155.1	156.8
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	(1,538.3)	—	—	—
Transaction costs	(20.5)	—	—	—
Proceeds from sale of business	—	—	—	3.0
Science education acquisition of a business	(2.7)	—	—	—
Capital expenditures	(13.1)	(3.3)	(16.6)	(41.0)
Proceeds from sale of property and equipment	1.2	0.4	7.7	0.4
Net cash used in investing activities	(1,573.4)	(2.9)	(8.9)	(37.6)
Cash flows from financing activities:
Proceeds from debt	1,168.2	13.3	136.2	251.6
Repayment of debt	(111.1)	(6.8)	(265.5)	(421.7)
Decrease (increase) in notes receivable from Merck KGaA and affiliates	—	4.1	(9.1)	25.0
Net change in bank checks outstanding	25.0	(2.1)	(5.4)	(10.9)
Capital contributions from Merck KGaA	—	—	—	6.8
Dividends paid to Merck KGaA	—	—	—	(2.8)
Issuance of 100 shares of common stock, net of expenses	530.5	—	—	—
Proceeds from stock incentive plan	23.7	—	—	—
Cash paid for debt issuance costs	(38.1)	—	—	—
Other	—	—	(1.0)	—
Net cash provided by (used in) financing activities	1,598.2	8.5	(144.8)	(152.0)
Effect of exchange rate changes on cash	4.1	(0.6)	2.2	3.1
Net increase (decrease) in cash and cash equivalents	116.1	102.5	3.6	(29.7)
Cash and cash equivalents beginning of period	—	28.3	24.7	54.4
Cash and cash equivalents end of period	$116.1	$130.8	$28.3	$24.7
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33.9	$1.3	$11.3	$14.7
Income taxes paid, net	$29.1	$4.2	$33.9	$12.6

See accompanying notes to consolidated/combined financial statements.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements
December 31, 2004, 2003 and 2002
(Dollars in millions)

(1)   Background and Basis of Presentation

(a)   Background

VWR International, Inc. and its predecessor, VWR International Corporation, (“VWR”, the “Company” or “we”), distribute scientific supplies, chemicals, and equipment, primarily in North America and Europe. The business is diversified across products and services, customer groups, and geography. VWR’s principal customers are pharmaceutical, biotechnology, chemical, technology, food processing, and consumer product companies; universities and research institutes; government agencies; environmental testing organizations; and primary and secondary schools.

VWR operates in North America (United States, Canada, and Mexico) and in the following countries in Europe: Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom.

VWR’s North American business was formerly the VWR Scientific Products Corporation “VWRSP”. In 1995, Merck KGaA, VWR’s ultimate parent company until April 7, 2004, headquartered in Darmstadt, Germany, agreed to acquire approximately 49.9% of the then-outstanding shares of VWRSP. In 1999, following a tender offer for the remaining shares, VWRSP became a wholly-owned subsidiary of Merck KGaA (collectively, the “VWRSP Acquisition”) (See Note 3 (d)).

Effective January 1, 2001, Merck KGaA combined, for management purposes only, VWR’s North American business with Merck KGaA’s European business and the combined businesses operated under the name VWR International.

On December 6, 2002, VWR International Corporation was incorporated in Delaware. On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of the legal entities, which comprised the North American and European businesses, were contributed to VWR International Corporation and became wholly-owned subsidiaries of VWR International Corporation (the “Reorganization”). VWR International Corporation was 100% owned by subsidiaries of Merck KGaA.

As of December 31, 2003 and 2002, 1,474.9 shares of VWR International Corporation’s common stock, par value $0.01 per share, were issued and outstanding. These shares have been considered outstanding from the date of the Reorganization.

As more fully discussed in Note 3(a), on April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation (“CDRV”), a wholly-owned subsidiary of a third party, for a purchase price of approximately $1,683.4, consisting of approximately $1,669.1 in cash and approximately $14.3 of assumed debt (the “Acquisition”). In addition, direct acquisition costs of approximately $77.5 were incurred. CDRV financed the Acquisition through a $549.2 equity investment, approximately $1,110.5 in various debt instruments, acquired cash of $70.1 and accrued expenses of $16.8.

In connection with the Acquisition, CDRV issued $200.0 of 6 7/8% Unsecured Senior Notes due 2012 and $320.0 of 8% Unsecured Senior Subordinated Notes due 2014. Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR International, Inc., with VWR

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

International, Inc. surviving, and (ii) thereafter, CDRV merged with and into VWR International, Inc., with VWR International, Inc. surviving and assuming the obligations of CDRV under the Senior Credit Facility and the Unsecured Notes.

The term “successor” refers to VWR International, Inc. following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRV had no operations prior to the Acquisition.

(b)   Basis of Presentation and Principles of Consolidation/Combination

The formation of VWR and the transfer of the North American and European businesses to VWR through the Reorganization were between companies under common control and have been accounted for in a manner similar to a pooling of interests. The financial statements for the year ended December 31, 2002 represents the combined financial statements of the two businesses that have been derived from the consolidated financial statements and accounting records of Merck KGaA using the historical results of operations and historical basis of the assets and liabilities of the individual businesses following a carve-out process for the European business. The 2004 and 2003 results are consolidated as they consist of the financial statements of the wholly-owned subsidiaries of VWR. All intercompany accounts and transactions have been eliminated.

Management believes the assumptions underlying the 2002 combined financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect VWR’s results of operations, financial position, and cash flows in the future or what its results of operations, financial position, and cash flows would have been had VWR been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising VWR prior to December 31, 2002, Merck KGaA’s net investment in VWR is shown as Invested Equity in the combined financial statements prior to the Reorganization. VWR began accumulating retained earnings subsequent to the date of the Reorganization.

The financial statements, for all periods presented prior to the Acquisition, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs have not been charged to VWR. Management does not believe that charges for such services would have been material. See Note 15 for a further discussion of transactions with Merck KGaA.

The purchase price paid by Merck KGaA for each of the VWR businesses was pushed down to the VWR financial statements from the date of the VWRSP Acquisition and has resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of push down debt due Merck KGaA or a contribution to shareholders’ equity for cash consideration. For all periods prior to the Acquisition, interest expense is recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of shareholders’ equity, as this interest was not required to be paid to Merck KGaA.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Equity transactions with Merck KGaA and affiliates represent cash and non-cash transactions between VWR and Merck KGaA and its affiliates associated with carve-out, push down, and other equity transactions prior to the Reorganization.

(2)   Summary of Significant Accounting Policies

The accounting policies as described herein are applicable to both the predecessor and successor financial statements unless specifically noted therein.

(a)   Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with insignificant interest rate risk and having original maturities of three months or less. The amount of restricted cash was $1.5 and $2.7 at December 31, 2004 and 2003, respectively.

(b)   Trade Accounts Receivables Reserve

The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

(c)   Inventories

Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the U.S. subsidiaries and the average cost or the first-in, first-out (“FIFO”) method for all other subsidiaries. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.

(d)   Property and Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method as follows: buildings and improvements, 10 to 40 years; equipment and software, 3 to 10 years. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the improvements. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such expenses are incurred.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(e)   Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. VWR adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, VWR performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, VWR was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. VWR was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. Fair value was determined using a combination of discounted cash flows and multiple-of-earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, VWR would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for its French and Netherlands reporting units. In this step, VWR compared the implied fair value of each reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair values of these reporting units were less than their carrying amounts, and therefore VWR recognized a non-cash transitional impairment loss of $43.8, which is not deductible for tax purposes. This goodwill impairment charge is presented in the statement of operations as the cumulative effect of a change in accounting principle as of January 1, 2002.

SFAS No. 142 also requires that goodwill be tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. VWR has elected to perform its annual test for indications of goodwill impairment in the fourth quarter of each year.

Goodwill included in the successor and predecessor financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Acquisition and the VWRSP Acquisition as discussed in Note 3(a) and 3(d), respectively.

(f)   Impairment of Long-Lived Assets

VWR evaluates the recoverability of long-lived assets used in operations when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluations are based on

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

undiscounted cash flow and profitability projections. An impairment charge is recorded for the difference between the fair value and carrying value of the asset.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for years beginning after December 15, 2001. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale. VWR adopted this standard on January 1, 2002, and it did not have a material effect on its results of operations, cash flows, or financial position.

(g)   Advertising

VWR expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally from 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed from the date catalogs are mailed. Capitalized direct expense advertising as of December 31, 2004 and 2003 were $9.8 and $7.9, respectively. The table below shows total advertising expense for each of the reporting periods.

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Advertising expense	$16.4	$5.4	$23.2	$22.0

(h)   Revenue Recognition

VWR records revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer, and collectibility of the resulting receivable is reasonably assured. Risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without significant post-sale obligations to the customer. Provisions for discounts, and rebates to customers, sales returns, and other adjustments are provided for as a reduction of sales in the period the related sales are recorded. Service revenue is recognized when the services are performed.

(i)   Shipping and Handling

VWR records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(j)   Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method under which deferred income taxes are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. VWR records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Prior to the Reorganization on December 31, 2002, VWR was, in certain cases, included in consolidated tax returns with Merck KGaA affiliates, and certain entities of VWR were included in tax-sharing agreements. For purposes of the combined financial statements in 2002, VWR’s income taxes have been calculated on a separate tax return basis. Subsequent to the Reorganization, VWR has not filed consolidated tax returns with any Merck KGaA affiliate.

(k)   Insurance

Certain insurable risks such as general liability, property damage, and workers’ compensation are self-insured by VWR. However, VWR has umbrella insurance coverage for certain risk exposure subject to specified limits. Accruals for claims under VWR’s self-insurance program are recorded on a claims-incurred basis.

(l)   Pensions and Other Postretirement Plans

VWR has defined benefit plans covering certain of its employees. The benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employee’s service period.

(m)   Concentrations of Credit Risk

Trade receivables reflect the diverse customer base and the customer base’s wide geographic dispersion of the VWR businesses. As a result, no significant concentrations of credit risk exist.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(n)   Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Therefore, the Company has not recognized compensation expense for its options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amount indicated below:

Successor
April 7 -
December 31,
2004
Net income as reported	$31.9
Deduct: stock-based compensation expense determined using fair based method for all awards, net of tax	(0.3)
Pro-forma net income	$31.6

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	3.47%
Expected life of options	4 years
Volatility	20%
Expected dividend yield	0.0%

(o)   Foreign Currency Translation

Assets and liabilities of VWR’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported as a separate component of shareholders’ equity. Foreign currency translation adjustments for exchange gains and losses on transactions are included in other (income) expense, net, and were as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Exchange gains, net	$1.1	$0.4	$0.1	$0.5

There have been no significant fluctuations in foreign currency exchange rates since December 31, 2004.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(p)   Financial Instruments and Derivatives

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

VWR entered into forward foreign currency contracts to hedge exposures to fluctuations in foreign currency rates that arose from purchasing of products that are denominated in foreign currencies. Typically, such arrangements have been entered into on an annual basis, however, the Company may augment the actions on an ongoing basis. Gains and losses on the forward foreign currency contracts generally offset gains and losses on certain firm commitments. To the extent these forward foreign currency contracts are considered effective hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from forward foreign currency contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

The Company uses an interest rate cap agreement to manage its exposure to interest rate risk. This interest rate cap is designated as a cash flow hedge of the Company’s variable rate debt. This agreement is for two years and matures July 2006. Amounts accumulated in other comprehensive income are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in other comprehensive income will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

(q)   Investments

VWR accounts for its 24% investment in a business using the equity method of accounting.

(r) Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are cumulative foreign currency translation adjustments, cumulative minimum pension liability adjustments, and unrealized gain (loss) on derivatives. VWR reports other comprehensive income (loss) in its combined/consolidated statements of shareholders’ equity.

(s)   Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(t)   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that the estimates are reasonable.

(u)   New Accounting Standards

During June 2004, the FASB issued Proposed Interpretation Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This proposed Interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of FASB Statement No. 143. If the Interpretation is issued, its adoption is not expected to have a material effect on the Company’s financial position or results of operations.

During December 2004, the FASB issued SFAS No. 123 Revised (“123R”), Share-Based Payment. This statement requires companies to recognize in the income statement, the grant value of stock options and other forms of equity-based compensation issued to employees. The provisions of this statement become effective beginning July 1, 2005. During August 2004, our ultimate parent introduced a share-based compensation arrangement as a component of its compensation plans for our employees. We estimate that the effect on net income in the periods following adoption of SFAS No. 123R will be consistent with our proforma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net income will vary depending upon the number of grants of equity in 2005, if any, compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value. Management is in the process of evaluating but has not reached a conclusion on the impact this Standard will have on its results of operations.

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective in fiscal years beginning after June 15, 2005. Management will evaluate what effect; if any, this Statement will have, but does not expect the impact to be material.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(3)   Business Combinations, Acquisitions, and Divestiture

(a)   Acquisition of VWR International Corporation by CDRV

On February 15, 2004, Merck KGaA and CDRV entered into a Stock Purchase Agreement, which was consummated on April 7, 2004. The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in the accompanying financial statements are preliminary and will be finalized in the first quarter of 2005 upon completion of the restructuring activities outlined below. Once the final allocation is determined, in accordance with accounting principles generally accepted in the United States, any remaining excess of the investment over identifiable net assets acquired will be adjusted through goodwill.

The excess investment made by CDRV over the estimates of the fair market value of the identifiable assets and liabilities of the Company as of April 7, 2004 was approximately $859.6 and is summarized below.

Purchase price	$1,669.1
Estimated Buyer transaction costs	20.5
Net tangible assets acquired	(268.0)
Intangible assets acquired	(562.0)
Goodwill	$859.6

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Subsequent to the Acquisition, we initiated restructuring activities designed to reduce operating costs and improve the operating and administrative capabilities of the Company. The initial focus was on the Company’s European operations and organization structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring charges of $29.7 primarily related to reductions in headcount in Europe. These reductions were primarily due to the reorganization of the Company’s European sales and marketing functions. During the first quarter of 2005, as a result of finalizing these activities, we expect to record additional restructuring charges associated with changes to benefit plans, closure of selected facilities and severance costs. Charges related to these efforts have been recorded as adjustments to Acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table sets forth the activity associated with the Company’s restructuring activities to December 31, 2004.

			Cash
	Beginning		Payments/	Translation	Ending
	Balance	Accruals	Other	Adjustments	Balance
April 7, 2004 - December 31, 2004:
Severance and termination benefits	$—	$28.2	$(7.9)	$0.7	$21.0
Facilities related	—	0.6	(0.1)	—	0.5
Other	—	0.9	(0.6)	—	0.3
Totals	$—	$29.7	$(8.6)	$0.7	$21.8

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred as of January 1, 2003.

	Years Ended December 31,
	2004	2003
Net sales	$3,005.4	$2,794.2
Income before income taxes	76.9	60.2
Net income	44.0	34.4

These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for a consulting advisory fee, interest expense, depreciation, amortization and income taxes. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred at the beginning of 2003, or of the future results of operations of the successor Company.

(b)   Accounting for Goodwill and Intangible Assets

As of December 31, 2004, the amounts assigned to goodwill and intangibles from the Acquisition are preliminary and subject to the finalization of certain restructuring activities in the first quarter of 2005. (See Note 3(a)).

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The changes in the carrying amount of goodwill by segment for the periods presented are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Predecessor:
Balance as of January 1, 2002	$678.5	$87.4	$75.4	$841.3
Transitional impairment loss	—	(43.8)	—	(43.8)
Workforce reclassification, net of tax	2.0	—	—	2.0
Currency translation changes	—	8.2	—	8.2
Balance as of December 31, 2002	680.5	51.8	75.4	807.7
Currency translation changes	1.0	10.6	0.6	12.2
Balance as of December 31, 2003	681.5	62.4	76.0	819.9
Currency translation changes	—	(2.0)	—	(2.0)
Balance as of April 6, 2004	$681.5	$60.4	$76.0	$817.9

The transitional impairment loss is described in Note 2(e).

The following table provides a summary of goodwill established as of the date of the Acquisition and a roll forward of goodwill to December 31, 2004 as reflected in the accompanying consolidated balance sheet.

	North	European	Science
	American Lab	Lab	Education	Total
Successor: Preliminary allocation
Balance as of April 7, 2004	$627.0	$164.3	$68.3	$859.6
Change as a result of purchase accounting adjustments	4.5	8.9	0.9	14.3
Currency translation changes	13.5	19.6	—	33.1
Balance as of December 31, 2004	$645.0	$192.8	$69.2	$907.0

The following schedule sets forth the major classes of intangible assets held at December 31, 2004:

		Successor
		December 31,
	Lives	2004
Amortized Intangibles:
Customer Relationships in North America	33	$241.8
Customer Relationships in Europe	20	78.3
Chemical Supply Agreements	10	33.6
Other	various	4.5
Less: Accumulated Amortization		(11.2)
Amortized Intangibles, net		347.0
Unamortized Intangibles:
Trademarks and Tradenames		223.8
Total Intangible Assets		$570.8

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Other intangible assets as of December 31, 2003 were primarily comprised of trademarks and the customer base related to the VWRSP Acquisition that is discussed further in Note 3(d).

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2005	$14.7
2006	14.4
2007	14.3
2008	14.3
2009	14.2
Thereafter	275.1
$347.0

(c)   Science Education Acquisition

On June 1, 2004, our Science Education segment acquired certain assets of a business with annual revenues of approximately $2.0 that focuses on providing math kits and supplies primarily to the publisher textbook market. The purchase price was $2.7 and was funded from operations. Based on the preliminary purchase price allocation, the Company has recorded net working capital and equipment of $0.6 and other amortizable intangible assets of $2.1. Had this acquisition occurred at the beginning of 2003, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(d)   Acquisition of VWRSP in 1995 and 1999

VWR’s North American business was formerly VWRSP. In 1995, Merck KGaA, agreed to acquire approximately 49.9% of the then outstanding shares of VWRSP. In July 1999, affiliates of Merck KGaA acquired through a public tender offer the remaining 50.1% of the issued and outstanding common shares of VWRSP for $584.0 to increase its beneficial ownership to 100%. The total cumulative purchase price paid by Merck KGaA for the 100% ownership was $792.0.

The 1999 acquisition has been accounted for under the purchase method in the financial statements following the push down basis of accounting through April 7, 2004. After recording the purchase price in the VWR statements, VWR had recorded $778.8 of goodwill, $17.5 of intangible assets, and $773.3 of push down debt in addition to recording other assets and liabilities at their fair values.

Interest expense was recorded on pushdown debt based upon Merck KGaA’s intercompany interest rates, which were not necessarily indicative of rates VWR would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on pushdown debt, has been included in the statements of operations and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of shareholders’ equity, as this interest was not required to be paid to Merck KGaA. The acquired intangible assets of $17.5 included $9.7 of trademarks (useful life of 15 years), $3.3 for the customer base (useful life of 10 years), and $4.5 for the value of the workforce in place.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(e)   Divestiture

During November 2002, VWR sold a business for $3.0 that had revenues in 2002 of $7.3 and operating income of $0.9. The gain on the sale was $1.0 and is included in other (income) expense, net.

(4)   Investments

VWR has a 24% equity investment in an independent distribution company and in connection with the Acquisition, acquired from Merck KGaA the right for 18 months to an option to acquire the remaining 76% for $21.4. The carrying amount of VWR’s 24% investment (accounted for under the equity method) was $8.3 and $7.7 as of December 31, 2004 and December 31, 2003, respectively. Equity income was $0.4 for the period April 7, 2004 to December 31, 2004, $0.1 for the period January 1, 2004 to April 6, 2004, and $0.6 and $0.5 for the years ended December 31, 2003 and 2002, respectively, and is included in other (income) expense, net.

In December 2003, Merck KGaA transferred a cash deposit in an independent bank in the amount of approximately $21.4 and a corresponding loan from Merck KGaA for the same amount to VWR. The 76% shareholder of the independent distribution company has loans (to entities controlled by the 76% shareholder) from the same independent bank in the amount of approximately $21.4. Effective with the transfer of the cash to VWR, VWR was required to maintain the cash deposit as long as the loans were outstanding. If the 76% shareholder defaulted on the loan, the bank had the right to access the cash deposit. The cash deposit is included in other non-current assets at December 31, 2003.

During the first quarter of 2004 and in connection with entering into the Stock Purchase Agreement as discussed in Note 3(a), VWR transferred the cash deposit back to Merck KGaA and recorded a reduction in the corresponding loan from Merck KGaA. In addition, VWR transferred the option to acquire the remaining 76% to Merck KGaA. In return, VWR received a right for 18 months to acquire the 76% option from Merck KGaA in return for a $21.4 payment. The Company believes that its equity investment does not qualify as a variable interest entity, as defined in December 2003 by the FASB with its issuance of revised Interpretation No. 46, Consolidation of Variable Interest Entities. These transactions are presented as noncash items in the accompanying consolidated statements of cash flows.

(5)   Fair Value of Financial Instruments

VWR’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivables, accounts payable, short and long-term debt, forward foreign currency contracts and an interest rate cap.

The carrying amounts for cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying values of our outstanding 2003 intercompany loans to Merck KGaA approximate the fair value due to the short-term variable interest rate structures on these loans.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The carrying amount and estimated fair values of our fixed rate long-term note debt instruments is as follows:

	Successor
	December 31, 2004
	Carrying	Fair
	Amount	Value
Unsecured Senior Notes—6 7/8%	$200.0	$209.0
Unsecured Senior Subordinated Notes—8.0%	320.0	328.0

The fair value of the long-term debt at December 31, 2004 was estimated based on a quote from a bond trader making a market in these debt instruments.

The fair value of the Company’s interest rate cap is not material. The table below shows the outstanding forward foreign currency contracts fair values and pretax earnings included in cost of goods sold, of these contracts for each of the reporting periods. The fair value of the forward foreign currency contracts was estimated based on period-end spot rates.

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Outstanding contracts (notional value)	$42.1	$6.1
Fair value of contracts	(1.4)	(0.5)

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Pretax (loss) earnings	$(0.4)	$(0.1)	$(0.7)	$0.6

None of VWR’s financial instruments represent a concentration of credit risk because VWR and its subsidiaries deal with various major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas. None of the off-balance-sheet financial instruments would result in a significant loss to VWR and its subsidiaries if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the extent of unrealized gain on any contract.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(6)   Inventories

Inventories consist of purchased goods for sale and are valued at the lower of cost or market. The table below shows the percentage determined using the LIFO method and amount that LIFO cost is greater or (less) than current cost for each period.

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Percent using LIFO method	62%	63%
Amount greater than (less than) current cost	$0.1	$(8.7)

The cost of the remaining inventories is determined using the average cost or FIFO methods.

(7)   Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Land	$12.6	$10.8
Buildings	68.5	91.8
Equipment and computer software	83.6	254.9
Capital additions in process	4.9	2.2
	169.6	359.7
Less accumulated depreciation	(15.2)	(201.4)
Net property and equipment	$154.4	$158.3

The December 31, 2004 amounts reflect the purchase price allocation from the Acquisition and depreciation for the period April 7 to December 31, 2004.

Depreciation expense for each of the reporting periods is shown in the table below:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Depreciation expense	$15.2	$8.5	$31.9	$30.7

(8)   Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	Successor December 31, 2004	Predecessor December 31, 2003
Employee-related accruals	$48.0	$54.8
Other accrued expenses	36.4	36.4
Restructuring-related accruals	21.8	—
Income taxes payable	16.9	20.6
Deferred income taxes	13.8	8.1
Accrued interest	13.5	0.2
	$150.4	$120.1

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(9)   Long-Term Borrowings and Senior Secured Credit Facilities

The following is a summary of our debt obligations:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Senior Secured Credit Facility	$559.5	$—
6 7/8% Unsecured Senior Notes	200.0	—
8% Unsecured Senior Subordinated Notes	320.0	—
Pushdown debt due Merck KGaA	—	773.3
Loans from Merck KGaA and affiliates	—	236.0
Loan from CDRV Holdings, Inc.	0.7	—
Bank loans	11.9	9.8
Capital leases	7.1	6.9
Total debt	1,099.2	1,026.0
Less short-term portion	(12.9)	(10.7)
Total long term-portion	$1,086.3	$1,015.3

The following table summarizes the maturities of our debt obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Senior Secured Credit Facility	$—	$5.7	$5.7	$5.7	$5.7	$536.7	$559.5
6 7/8% Unsecured Senior Notes	—	—	—	—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes	—	—	—	—	—	320.0	320.0
Loan from CDRV Holdings, Inc.	—	—	—	—	—	0.7	0.7
Bank loans	11.9	—	—	—	—	—	11.9
Capital leases	1.0	1.0	0.8	0.7	0.7	2.9	7.1
Total	$12.9	$6.7	$6.5	$6.4	$6.4	$1,060.3	$1,099.2

(a)   Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $709.5 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding at €132.7 million (or approximately $179.6 on a U.S. dollar equivalent basis as of December 31, 2004), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of December 31, 2004, we had $8.0 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $142.0.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amount of the term loans will be amortized in annual installments for the first six years and quarterly installments during the seventh year.

Subject to certain exceptions, the Senior Secured Credit Facility is expected to be subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess operating cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by our parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of December 31, 2004, none of the domestic subsidiaries of VWR met the definition of significant under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder will also be secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn, will hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates per annum applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rates per annum applicable to the Euro denominated term loan are based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of December 31, 2004, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 4.58% and 4.90%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% EURIBOR cap that terminates on July 21, 2006. The EURIBOR rate was approximately 2.1% as of December 31, 2004.

Covenants

Our Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

engage in certain transactions with affiliates. In addition, under our Senior Secured Credit facility, beginning July 1, 2004 we are required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio, and maximum capital expenditures test. As of December 31, 2004, the Company was in compliance with all covenants.

(b)   The Senior and Senior Subordinated Notes

The 6 7/8% unsecured Senior Notes mature on April 15, 2012. The 8% unsecured Senior Subordinated Notes mature on April 15, 2014. Both the Senior and Senior Subordinated Notes require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The Senior Subordinated Notes are subordinated in right of payment to all secured debt of the Company and the Senior Notes.

Under the Senior Indenture and the Senior Subordinated Indenture, additional securities may be issued in one or more series from time to time, subject to limitations set forth under certain covenants.

(c)   Push Down Debt due Merck KGaA

The push down debt reflected the debt incurred by Merck KGaA as a result of its acquisition of VWRSP. The push down debt was classified as long-term because Merck KGaA had represented it would not require payment on the debt before 12 months. The average interest rates on the push down debt were:

	January 1 -	Years Ended December 31,
	April 6, 2004	2003	2002
Average interest rate	2.0%	2.0%	3.4%

Interest rates reflect the rates charged by Merck KGaA related to intercompany borrowing. This debt was extinguished in connection with the Acquisition.

(d)   Loans from Merck KGaA and Affiliates

VWR had various loans with Merck KGaA and its affiliates. The contractual maturities of these loans were current, but these loans were classified as long-term because Merck KGaA had represented it would not require payment on the debt before 12 months. Interest expense and the average interest rate at the end of period on these loans were as follows:

	January 1 -	Years Ended December 31,
	April 6, 2004	2003	2002
Interest expense	$1.4	$8.3	$9.8
Average interest rate	2.6%	2.8%	3.9%

(e)   Bank Loans

VWR’s North American business entered into a two-year, $143.0 term loan agreement with a bank in August 2002. On November 29, 2002, the loan was converted to a revolving credit loan (“Revolving Credit”) with a $100.0 limitation. The Revolving Credit bore interest at either the bank’s prime rate or its Eurodollar interbank rate plus 0.5% and matured on November 28, 2003. Upon maturity, the Revolving

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Credit was renewed until March 16, 2004 with a $20.0 limitation. The Revolving Credit was guaranteed by Merck KGaA, for which Merck KGaA charged VWR 0.75% on the outstanding principal. There were no amounts outstanding under this agreement at December 31, 2003.

Bank loans include amounts owed by certain European subsidiaries that are operating without formal agreements with foreign banks to fund short-term needs. The bank loans had an average interest rate of 2.8% as of December 31, 2004 and December 31, 2003. This debt was assumed in connection with the Acquisition. VWR had no financial covenants related to bank loans as of December 31, 2004.

(10)   Income Taxes

Taxes on income before cumulative effect of a change in accounting principle are based on income before income taxes as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
United States	$26.7	$20.0	$65.4	$49.2
Foreign	28.7	15.8	45.9	24.8
Total	$55.4	$35.8	$111.3	$74.0

The provision for income taxes is as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Current:
Federal	$4.6	$10.1	$18.3	$15.4
State	1.6	0.5	2.5	1.6
Foreign	14.3	5.2	17.5	10.2
	20.5	15.8	38.3	27.2
Deferred:
Federal	4.5	0.3	8.1	9.9
State	0.2	—	2.9	3.1
Foreign	(1.7)	0.6	3.0	0.1
	3.0	0.9	14.0	13.1
Tax benefit on push down debt interest	—	(1.6)	(6.1)	(10.6)
Total tax provision	$23.5	$15.1	$46.2	$29.7

The tax benefit on push down debt interest is a non-cash benefit, which is recorded in the statements of shareholders’ equity.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The reconciliation of tax computed at the U.S. federal statutory tax rate of 35% of income before income taxes and cumulative effect of a change in accounting principle to the actual income tax provision is as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Statutory tax expense	$19.4	$12.6	$39.0	$25.9
State income taxes net of federal tax benefit	1.1	0.1	2.7	1.7
Foreign rate differential	(1.9)	—	(1.5)	1.6
Nondeductible fees	2.2	0.4	1.6	(0.3)
Change in valuation allowance	2.8	2.2	3.1	(0.2)
Other, net	(0.1)	(0.2)	1.3	1.0
Total tax provision	$23.5	$15.1	$46.2	$29.7

Deferred tax liabilities and assets are comprised of the following:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation	$14.5	$14.4
Goodwill amortization	6.0	42.4
Intangibles	217.5	—
Inventory valuation	13.6	11.1
Tax-exempt reserves	2.9	2.5
Other, net	0.4	1.7
Total deferred tax liabilities	254.9	72.1
Deferred tax assets:
Pensions	26.6	9.8
Depreciation	1.3	3.6
Deferred income	—	1.4
Other compensation benefits	5.0	3.6
Net operating loss carryforwards	16.0	9.8
Foreign tax credit carryforwards	3.5	0.2
Inventory overhead capitalization	1.5	4.5
Goodwill amortization	—	0.9
Accrued expenses	7.9	—
Receivables	1.9	5.8
Other, net	1.2	0.7
	64.9	40.3
Valuation allowances	(21.6)	(12.4)
Total deferred tax assets, net of valuation allowances	43.3	27.9
Net deferred tax liabilities	$211.6	$44.2

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Deferred income taxes have been classified in the consolidated balance sheet as follows:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Deferred tax liability (asset)—current	$4.9	$(1.6)
Deferred tax asset—noncurrent	(34.4)	(18.2)
Deferred tax liability—noncurrent	241.1	64.0
Net deferred tax liability	$211.6	$44.2

The deferred tax (asset) liability—current is included in other current assets and accrued expenses in the accompanying balance sheets.

VWR evaluates the realizability of deferred tax assets taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period, and other circumstances. Valuation allowances have been recorded for deferred tax assets related to foreign net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that are not expected to be realizable. As of the Acquisition, the Company had valuation allowances of $17.8 related primarily to preacquisition foreign operating losses and tax credit carryforwards. Should such losses ultimately be recovered, the resultant reduction in the valuation allowance will be recorded as a reduction to goodwill. Management believes it is more likely than not that VWR will realize the benefits of these deductible differences, net of the existing valuation allowances.

Neither income taxes nor foreign withholding taxes have been provided on approximately $53.1 of cumulative undistributed earnings of foreign subsidiaries at December 31, 2004. These earnings are considered permanently invested in the business and, under the tax laws, are not subject to such taxes until distributed.

As of December 31, 2004, VWR has U.S. state net operating loss carryforwards of approximately $21.7 that expire at various times through 2020. In addition, VWR has foreign net operating loss carryforwards of approximately $1.1 that expire in 2010, $6.2 that expire in 2014 and another $41.2 that have indefinite expirations. As of December 31, 2004, foreign tax credit carryforwards of $3.5 will expire in 2014.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA contains certain tax provisions that affect us over the next several years as those provisions become effective. We will review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. For example, the AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We will commence an evaluation of the effects of this repatriation provision along with other aspects of the AJCA in the first half of 2005, but do not expect to complete this evaluation until after the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision as well as other provisions of the AJCA within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that could be repatriated under the provision of the AJCA is between zero and approximately $53.1. It is not practical to

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

compute the related potential income tax that may be due upon any such repatriation, should the Company elect to do so.

(11)   Retirement Benefits

(a)   U.S. Defined Benefit Plan

VWR sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plan are based primarily on participants’ compensation and years of credited service. It has been VWR’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit retirement plan. VWR uses a December 31 measurement date for the plan. The change in benefit obligation, change in plan assets, and reconciliation of funded status of VWR’s defined benefit plan covering substantially all of its U.S. employees, except for employees covered by independently operated collective bargaining plans, were as follows:

	Successor	Predecessor
	April 7 - December 31, 2004	January 1 - April 6, 2004	Year Ended December 31, 2003
Change in benefit obligation:
Benefit obligation—beginning of period	$134.9	$132.3	$108.4
Service cost	5.0	1.8	5.7
Interest cost	5.9	2.2	7.4
Actuarial loss (gain)	8.6	(0.3)	14.0
Benefits paid	(2.5)	(1.1)	(3.2)
Benefit obligation—end of period	$151.9	$134.9	$132.3
Change in plan assets:
Fair value of plan assets—beginning of period	$94.7	$93.1	$78.7
Actual gain on plan assets	6.8	2.7	17.6
Company contributions	6.1	—	—
Benefits paid	(2.5)	(1.1)	(3.2)
Fair value of plan assets—end of period	$105.1	$94.7	$93.1
Reconciliation of funded status:
Unfunded status	$(46.8)	$(40.2)	$(39.2)
Unrecognized net loss	7.3	54.4	55.7
Unrecognized prior service cost	—	0.5	0.5
(Accrued) prepaid benefit cost—end of period	$(39.5)	$14.7	$17.0

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Amounts recognized in the consolidated balance sheet:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Other long-term liability	$(39.5)	$(18.8)
Intangible asset	—	0.5
Accumulated other comprehensive income	—	35.3
Net amount recognized at end of year	$(39.5)	$17.0

The accumulated benefit obligation was $129.2 and $111.9 at December 31, 2004 and 2003, respectively.

Net periodic pension cost includes the following components:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Service cost	$5.0	$1.8	$5.7	$4.7
Interest cost	5.9	2.2	7.4	6.7
Expected return on plan assets	(5.6)	(2.5)	(9.3)	(9.4)
Amortization of prior service cost	—	—	0.1	0.1
Recognized net actuarial loss	—	0.8	1.6	—
Net periodic pension cost	$5.3	$2.3	$5.5	$2.1

In addition to the net periodic cost above, the following increases in minimum liability are included in other comprehensive income:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Increase in minimum liability included in other comprehensive income	$—	$—	$2.0	$33.3

The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Discount rate for benefit obligation	5.90%	6.25%	6.25%	6.90%
Discount rate for net periodic pension cost	6.25%	6.25%	6.90%	7.40%
Expected rate of return on plan assets for net periodic pension cost	8.25%	9.00%	9.00%	9.00%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The table below shows the asset allocation target range and the December 31, 2004 and 2003 position for each asset class:

	Target range at	Successor	Predecessor
	December 31,	December 31,	December 31,
	2004	2004	2003
Domestic equity funds	40%-60%	59%	62%
Fixed income fund	20%-30%	25%	27%
International equity fund	0%-10%	10%	9%
Money market funds	0%-20%	6%	2%
		100%	100%

The principal investment objective is to obtain the highest return (defined as income plus realized and unrealized capital gains and losses) consistent with the long-term security of anticipated benefit payments. This is to be achieved by (a) investing a substantial portion of fund assets in equity investments; (b) investment costs and volatility will be limited by investing the fund’s core assets in passive or commingled funds that participate in a range of widely diversified equity and non-equity investments; (c) active managers will control no more than a third of the fund’s assets; (d) in order to increase the stability of fund performance while maintaining expected returns, non-callable bonds, annuities or guaranteed insurance contracts may be purchased to cover payments to retired participants whenever the rate of return offered by such contracts significantly exceeds the average returns projected for other fund assets and (e) fund contributions will be set to meet an asset funding target of 125% of the present value of accumulated pension benefits. The expected rate of return on plan assets was based on our historical returns.

The Company does not expect to make any contributions to the plan in 2005.

The following benefit payments, which reflect expected future service, are expected to be paid:

2005	$4.1
2006	4.4
2007	4.8
2008	5.1
2009	5.5
2010 - 2014	34.2

(b)   Other U.S. Benefit Plans

VWR also maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan were as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Pension plan expenses	$0.4	$0.2	$0.7	$0.5

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans as determined in accordance with negotiated labor contracts were as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Pension plan expenses	$1.3	$0.4	$0.9	$0.9

Benefit expense recognized for defined contribution plans of VWR were as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Pension plan expenses	$1.6	$0.6	$2.0	$2.1

VWR provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Postretirement benefit obligations	$2.6	$2.3
Weighted average discount rate	5.90%	6.25%
Health care cost trend rate assumed for next year	11.50%	13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on postretirement benefit obligation	$0.5	$(0.4)

(c)   Non-U.S. Benefit Plans

VWR has defined benefit pension plans at various foreign subsidiaries. VWR’s German subsidiary has two unfunded defined benefit pension plans for current employees and retirees. VWR’s French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. VWR’s UK and Switzerland subsidiaries have employees that participated in Merck KGaA sponsored defined benefit pension plans, which were treated as multiemployer plans. VWR’s combined contributions

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

to these multiemployer plans were $0.3 for the period January 1, 2004 to April 6, 2004, and $2.3 and $2.5 for the years ended December 31, 2003 and 2002, respectively.

In connection with the Acquisition, Merck KGaA agreed to deliver fully funded plans to VWR if VWR withdrew from the UK and Switzerland Merck KGaA sponsored defined benefit pension plans. As of December 31, 2004, VWR was continuing to participate in the Switzerland Merck KGaA sponsored defined benefit pension plan and made contributions under this multiemployer plan arrangement of $0.4 for the period April 7, 2004 to December 31, 2004.

Effective April 7, 2004, VWR withdrew from the UK sponsored plans and established two defined benefit plans to provide for the benefits previously covered under the Merck KGaA sponsored defined benefit plans. In addition, VWR has several small defined benefit pension plans at other locations. VWR uses a December 31 measurement date for these plans. Combined information for the German, French and the UK plan changes effective April 7, 2004 in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Year Ended
	December 31,	April 6,	December 31,
	2004	2004	2003
Change in benefit obligation:
Benefit obligation—beginning of period	$25.4	$22.7	$18.3
Acquisition of UK plan obligation	48.9	—	—
Service cost	1.7	0.1	0.4
Interest cost	1.0	0.3	1.2
Plan participants’ contributions	0.3	—	—
Actuarial loss	2.4	0.1	0.1
Benefits paid	(1.2)	(0.3)	(1.1)
Currency translation changes	5.6	(0.9)	3.8
Benefit obligation—end of period	$84.1	$22.0	$22.7
Change in plan assets:
Fair value of plan assets—beginning of period	$1.6	$1.6	$1.3
Contribution of assets for UK plan	48.9	—	—
Actual gain on plan assets	0.9	0.1	—
Company contributions	1.9	0.2	0.8
Plan participants’ contributions	0.3	—	—
Benefits paid	(0.7)	(0.2)	(0.8)
Currency translation changes	2.6	(0.1)	0.3
Fair value of plan assets—end of period	$55.5	$1.6	$1.6
Reconciliation of funded status:
Unfunded status	$(28.6)	$(20.4)	$(21.1)
Unrecognized net loss	1.8	—	—
Accrued benefit cost—end of period	$(26.8)	$(20.4)	$(21.1)

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The accrued benefit cost is included in other long-term liabilities. The combined accumulated benefit obligation was $74.5 and $20.9 at December 31, 2004 and 2003, respectively.

Combined net periodic pension cost includes the following components:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Service cost	$1.7	$0.1	$0.4	$0.3
Interest cost	1.0	0.3	1.2	0.8
Expected return on plan assets	(0.1)	—	(0.1)	—
Recognized net actuarial loss	—	—	0.1	—
Net periodic pension cost	$2.6	$0.4	$1.6	$1.1

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Discount rate for benefit obligation	5.05%	5.72%	5.83%	5.60%
Discount rate for net periodic pension cost	5.49%	5.83%	5.64%	5.43%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.49%	3.50%	3.00%	3.00%
Assumed annual rate of compensation increase for benefit obligation	3.36%	3.00%	3.00%	2.70%
Assumed annual rate of compensation increase for net periodic pension cost	3.54%	3.00%	2.71%	2.62%

The Company expects to make contributions to the French and UK plans of approximately $2.5 in 2005.

The table below shows the combined asset allocation target range and the combined December 31, 2004 position for each asset class:

	Target range at
	December 31,	December 31,
	2004	2004
Equity securities	63%	63%
Debt securities	33%	32%
Other	4%	5%
		100%

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$1.1
2006	2.6
2007	2.1
2008	1.9
2009	2.0
2010-2014	12.5

(d)   Other Non-U.S. Postemployment Benefits

Certain of VWR’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave VWR, regardless of their reason for leaving. VWR estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $2.0 and $1.9 at December 31, 2004 and 2003, respectively.

(12)   Stock Incentive Plan

In connection with the Acquisition, CDRV Investors, Inc., our ultimate parent company, adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Plan”). Under the Plan, CDRV Investors, Inc.’s board of directors may grant rights to purchase shares of CDRV Investors, Inc. common stock and options to purchase shares of CDRV Investors, Inc. common stock to any of our executive officers or other employees, including our named executive officers. Under the Plan, the board of directors may also grant shares of CDRV Investors, Inc. common stock, rights to purchase shares of CDRV Investors, Inc. common stock and other share-based awards to our non-employee directors. A total of 1,300,000 shares of CDRV Investors, Inc. common stock are available for all types of awards under the Plan. However, the number of available shares will be automatically reduced by shares covered by awards offered but not granted as part of our initial grants following the Acquisition. Shares subject to options that are forfeited, canceled or otherwise terminated will again be available for grant under the Plan.

Shares purchased by our officers and employees under the Plan may generally be repurchased by CDRV Investors, Inc. and/or CD&R Fund VI for their fair market value upon a participant’s termination of employment prior to a public offering (and, upon certain terminations of employment, our officers and employees may require CDRV Investors, Inc. to repurchase their purchased shares for their fair market value). All participants may also be required to sell their shares at the same price and on the same terms as CD&R Fund VI, if CD&R Fund VI enters into certain transactions with a third-party purchaser at any time before there is a public market for the shares of CDRV Investors, Inc.

In accordance with AICPA Accounting Interpretation 1, Stock Plans Established by a Principal Shareholder, of Accounting Principle Board Opinion 25, Accounting for Stock Issued to Employees (“APB No. 25”), the Company accounts for any stock options or awards granted to the Company’s employees under the Plan in the Company’s financial statements. The Company accounts for awards under the Plan using the intrinsic value guidance in APB No. 25. Refer to Note 2(n) for disclosure of the pro-forma effect on net income for stock-based awards as if the Company had adopted the fair value recognition provisions of SFAS No. 123.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Initial Offering

Shortly after the Acquisition, CDRV Investors, Inc. made an initial offering of awards under the Plan to certain of our officers and employees. Such participants were offered the opportunity to purchase shares of CDRV Investors, Inc. common stock for a purchase price equal to $100.00 per share, which we believe was the fair market value of a share on the offer date and equal to the fair market value as of the acquisition date. Those employees who are not also executive officers of ours were offered financing assistance to help purchase their shares of common stock, either through a loan facility that we arranged through a third-party financial institution or, in certain limited circumstances, directly from us. As part of the offer, participants who elected to purchase a number of shares within the range of shares offered to them were granted options under the Plan to purchase two additional shares of CDRV Investors, Inc. common stock (certain of our named executive officers were granted options to purchase three shares for each share they purchased). All options were granted with an exercise price of $100.00 per share, a price we believe was equal to the fair market value of CDRV Investors, Inc.’s common stock on the date of grant. The options granted will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date.

As part of this initial offering, directors who are not also our employees or associated with CD&R were each offered the opportunity to purchase up to 2,500 shares of CDRV Investors, Inc. common stock. Such directors were not offered options.

As of December 31, 2004, CDRV Investors, Inc. had closed the initial offering in respect of 196 of our officers and employees, and 4 of our directors. In the initial offering, these officers, employees, and directors purchased a total of 239,135 shares and were granted options to purchase 484,590 shares under the Plan. Upon the closing of the offering, the net proceeds of approximately $23.7 were paid to CDRV Investors Inc., who in turn contributed the $23.7 to the Company as an additional investment. No additional shares were issued by the Company for this capital contribution. Because the option exercise price equaled the fair market value per share of CDRV Investors, Inc. common stock at the time of grant, no compensation expense related to the stock options will be reflected in the Company’s income statement. In connection with the December 16, 2004 offering of Senior Discount Notes by CDRV Investors, Inc. the net proceeds of the offering were paid as a special dividend to CDRV Investors, Inc. stockholders and the exercise price of each option was adjusted to $50.52 per share pursuant to the antidilution provision of the CDRV Investors, Inc. Stock Incentive Plan. As a result of the special dividend distribution, the Company recorded compensation expense of approximately $1.2.

In connection with the loan facility we arranged through a third-party financial institution, we have guaranteed an aggregate principal amount of $2.9 as of December 31, 2004. The Company would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature on November 5, 2008 and bear interest at the one month LIBOR plus 2.05%. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has determined that the obligation for the fair value of the guarantee is immaterial. We have recorded $0.1 of compensation expense and a corresponding increase in paid-in-capital associated with the favorable interest rate provided to individuals who have utilized the loan facility.

Given our guarantee of the loan balances, we have considered the proceeds received from the sale of the CDRV Investors, Inc. common stock to represent an obligation that may be redeemable upon the

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

occurrence of an event that is not within our control in accordance with Accounting Series Release No. 268 issued by the SEC. Therefore, to the extent the loans guaranteed by the Company are outstanding, we have presented the balance that may become due under the guarantee outside of shareholders’ equity. As loans are repaid by the employees, the amount classified outside of shareholders’ equity will be reclassed to paid-in-capital. In addition, the Company provided direct loans of $0.3 to non-executive employees of the Company that were used to purchase shares. These loans have been shown as contra-equity in the Company’s financial statements thereby reducing the paid-in-capital. As these loans are repaid, the contra-equity balance will be reduced and paid-in-capital will increase.

(13)   Restricted Stock Unit Grant

The Company granted 5,000 CDRV Investors, Inc. restricted stock units to one of the Company’s executive officers that will generally vest on the seventh anniversary of his commencement of employment with the Company. The restricted units will all vest earlier in certain circumstances if the Company undergoes a public offering or if we are sold to a third party unrelated to CD&R. The granting of these units has been reflected in the Company’s financial statements by increasing the additional paid in capital by $0.3 and a contra-equity account of unamortized value of restricted units issued of $0.3. The unearned compensation will be amortized as compensation expense over the seven-year vesting period of the restricted units granted. No other such restricted units have been issued to any other Company employees.

(14)   Commitments and Contingencies

VWR leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below.

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Rental expense	$24.9	$9.1	$29.5	$31.9

Future minimum lease payments as of December 31, 2004, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Years ended December 31:
2005	$22.9
2006	16.9
2007	13.9
2008	10.5
2009	6.6
Thereafter	24.1
Total minimum payments	$94.9

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

VWR is involved in various environmental, contractual and product liability cases and claims which are considered routine to VWR’s business and from time to time VWR is named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by VWR and certain of its predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

(15) Transactions with Related Parties

Merck KGaA (Merck KGaA and/or affiliates) and VWR have entered into various transactions and agreements in the ordinary course of business. Prior to the entering into agreements with Merck KGaA, VWR and Merck KGaA conducted business with each other in a manner that was not materially different than those described below. In connection with the Acquisition, the Company entered into new agreements with Merck KGaA that are described below. The following summarizes significant transactions between VWR and Merck KGaA:

(a) Sales to Merck KGaA

VWR sells products to Merck KGaA for which it is paid in the normal course of business.

(b) Purchases from Merck KGaA

VWR purchases certain chemical products for resale from Merck KGaA for which it pays Merck KGaA in the normal course of business. VWR and Merck KGaA have entered into two contracts that provide for VWR to be the exclusive distributor of certain Merck KGaA products in certain countries (territories) and the nonexclusive distributor in certain other territories. These two contracts for North American and European territories expire on April 6, 2009 and may be extended for an additional five-year term subject to the occurrence of certain conditions.

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. These distribution agreements in Europe and North America are exclusive and non-exclusive, respectively. In addition, we have entered into a supply agreement with Merck KGaA, pursuant to which it has agreed to continue to manufacture certain of our private label products for a period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the U.K., and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA-branded products to the extent that the conversion would be economically equivalent to us.

(c) Logistics Services in Europe

Under the terms of an agreement that expires on December 31, 2007, Merck KGaA continues to provide logistics services to certain of our subsidiaries. Unless earlier terminated following a notice period, such logistics service agreements will be automatically renewed for an additional three years.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(d) Systems/Technology Services

Following the completion of the Acquisition, we and Merck KGaA have also continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement will continue for an initial five-year period from April 7, 2004, although individual services may be terminated during the term following a notice period.

(e) Other Services Provided by VWR and by Merck KGaA

We and Merck KGaA have historically performed corporate services for each other, including certain financial and administrative functions. In order to maintain continuous and efficient operations following the completion of the Acquisition, we have entered into a transition services agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years from April 7, 2004, although the recipient of the services has in most cases, the right to terminate individual services upon notice as early as January 1, 2005. Certain services may be terminated on an earlier date. If any required third-party consent is not obtained, we may no longer benefit from certain group rates available to Merck KGaA. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition.

Certain subsidiaries of Merck KGaA and certain of our subsidiaries have continued to lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe and Mexico since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing intercompany contracts have also remained in place since the Acquisition and were not replaced by the transition services agreement.

The following table summarized the transactions between VWR and Merck KGaA during the periods when VWR was a wholly-owned subsidiary of Merck KGaA:

	January 1 -	Years Ended December 31,
	April 6, 2004	2003	2002
Sales to Merck KGaA, included in net sales	$8.4	$29.1	$21.4
Purchases from Merck KGaA, included in cost of goods sold and inventory	76.0	243.6	228.7
Services provided by Merck KGaA included in selling, general and administrative expenses	3.3	16.4	18.5
Services provided to Merck KGaA included in selling, general and administrative expenses	1.5	4.4	7.1

Merck KGaA continues to be a significant supplier to VWR. Purchases from Merck KGaA, included in cost of goods sold and inventory were approximately $191.2 for the period April 7, 2004 to December 31, 2004.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(f) Transactions with Clayton, Dubilier & Rice, Inc.

Under the terms of a consulting agreement between the Company and Clayton, Dubilier & Rice, Inc. (“CD&R”) dated April 7, 2004 the Company paid CD&R $18.0 for transaction services rendered in connection with the Acquisition. In addition, the consulting agreement includes an annual consulting fee of $1.5 for financial advisory and management consulting services. The consulting agreement terminates upon the earlier of (1) April 7, 2014; (2) the date on which an investment fund managed by CD&R no longer owns, directly or indirectly, any shares of the capital stock of the Company or its successor company; or (3) upon thirty days written notice of either party.

(g) Services performed by Debevoise & Plimpton LLP

The Company is provided legal services by the above referenced law firm in which one of the members of the Company’s Board of Directors is related to a senior member of that law firm. Total fees for services rendered during 2004 aggregated approximately $7.4.

(16) Accounts Payable

VWR maintains a centralized cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at December 31, 2004 and 2003 are approximately $33.9 and $11.0, respectively, of remittances that had not cleared.

(17) Segment and Geographical Financial Information

VWR reports financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceutical, biotechnology, chemical, technology, food processing, governmental agencies, colleges and universities and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. North American Lab and European Lab are organized as distinct operating segments primarily because of geographic dispersion and the inherent differences in business models. The North American Lab segment is highly standardized and operated as an integrated business, whereas the European Lab business is more fragmented and its customer markets more localized. The Science Education operating segment has been differentiated from the North American Lab segment because of its unique and specialized product lines, concentration of customers in the educational sector and the strong gross margins. Operations within North America (excluding Science Education) have been aggregated due to the similarity of economic characteristics, product lines, customers and distribution methods. Similarly, operations within the European Lab segment have been aggregated because of common economic characteristics as well as the similarity among products, customers and distribution networks.

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

The Company allocates its centralized management of corporate costs to its operating segments as follows:

•       Corporate costs are allocated to its North American Lab and Science Education operating segments using allocation factors that management considers reasonable to distribute costs on the basis of usage.

•       Centralized costs related to the management of the European Lab operating segment are incurred within the segment structure and no inter-segment allocation is required.

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Net Sales
North American Lab	$1,350.7	$486.5	$1,734.3	$1,694.1
European Lab	752.3	283.0	932.6	794.1
Science Education	109.2	23.7	127.3	135.9
Total	$2,212.2	$793.2	$2,794.2	$2,624.1
Operating Income
North American Lab	$65.3	$28.5	$82.8	$71.2
European Lab	24.1	13.1	35.9	24.0
Science Education	14.7	(0.1)	14.0	18.8
Total	$104.1	$41.5	$132.7	$114.0
Capital Expenditures
North American Lab	$6.5	$1.2	$9.2	$21.6
European Lab	6.2	2.1	7.2	16.0
Science Education	0.4	—	0.2	3.4
Total	$13.1	$3.3	$16.6	$41.0
Depreciation and Amortization
North American Lab	$15.4	$5.1	$19.3	$17.5
European Lab	9.3	3.6	12.6	14.1
Science Education	1.1	0.2	1.0	1.0
Total	$25.8	$8.9	$32.9	$32.6

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Assets
North American Lab	$1,616.6	$1,135.2
European Lab	769.6	496.4
Science Education	159.8	136.3
Total	$2,546.0	$1,767.9

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

Following is a reconciliation of reported operating income by segment to income before income taxes and cumulative effect of a change in accounting principle:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Operating income
North American Lab	$65.3	$28.5	$82.8	$71.2
European Lab	24.1	13.1	35.9	24.0
Science Education	14.7	(0.1)	14.0	18.8
Total	104.1	41.5	132.7	114.0
Interest income	(0.8)	(0.2)	(1.7)	(2.4)
Interest expense:
Interest on push down debt	—	4.1	15.2	26.4
All other interest	51.5	1.7	10.9	15.4
Other (income) expense, net	(2.0)	0.1	(3.0)	0.6
Income before income taxes and cumulative effect of a change accounting principle	$55.4	$35.8	$111.3	$74.0

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor	Predecessor
	April 7 -	January 1 -	Years Ended
	December 31,	April 6,	December 31,
	2004	2004	2003	2002
Net Sales
United States	$1,322.6	$456.5	$1,683.4	$1,678.2
International	889.6	336.7	1,110.8	945.9
Total	$2,212.2	$793.2	$2,794.2	$2,624.1

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Long-lived Assets
United States	$1,107.4	$865.8
International	612.0	168.4
Total	$1,719.4	$1,034.2
Assets
United States	$1,517.6	$1,210.8
International	1,028.4	557.1
Total	$2,546.0	$1,767.9

VWR INTERNATIONAL, INC.
Notes to Consolidated/Combined Financial Statements (Continued)
December 31, 2004, 2003 and 2002
(Dollars in millions)

(18)   Unaudited Quarterly Financial Information

	2004
		Second
		Predecessor	Successor
		April 1 -	April 7 -
	Predecessor	April 6,	June 30,
	First	2004	2004	Third	Fourth
Net sales	$733.8	$59.4	$676.0	$760.5	$775.7
Gross profit	190.1	15.1	171.1	197.7	190.7
Operating income	38.1	3.4	31.7	41.2	31.2
Interest expense, net	5.3	0.3	15.9	16.9	17.9
Other (income) expense, net	(0.3)	0.4	0.5	(1.1)	(1.4)
Income before income taxes	33.1	2.7	15.3	25.4	14.7
Net income	19.1	1.6	8.5	13.6	9.8

	2003—Predecessor
	First	Second	Third	Fourth
Net sales	$664.0	$699.7	$715.8	$714.7
Gross profit	172.4	179.6	184.6	179.5
Operating income	27.1	32.8	39.7	33.1
Interest expense, net	7.2	6.4	5.5	5.3
Other (income) expense, net	(1.7)	(0.8)	(0.6)	0.1
Income before income taxes	21.6	27.2	34.8	27.7
Net income	12.6	15.9	20.3	16.3

(19)   Subsequent Events

Since November 2004, the Company has been in a dispute with a major supplier in respect of the payment by the supplier of certain rebates, approximating $2.5 that have been reflected as a receivable from the supplier. In January 2005, the Company received notice from this supplier that it was terminating its distribution and supply arrangements with the Company in both North America and Europe. Under the terms of these arrangements, the terminations will be effective within 90 days. While the Company believes that it is entitled to receive the aforementioned rebates and will pursue payment from the supplier, a reserve was established in the fourth quarter for the full amount of the rebates receivable as of December 31, 2004.

The Company is aggressively pursuing and arranging alternative suppliers for the relevant products and continues to discuss this development with its customers, to minimize disruption to the supply chain and our business. The Company believes that there are a range of alternative suppliers available to us, which the Company anticipates will enable us to continue to offer our customers the full array of laboratory products. We cannot guarantee that this development will not cause disruptions in our business and customer relationships. We do not believe that this development will have a material adverse effect on our business or results of operations.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2004.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Walter W. Zywottek	57	President and Chief Executive Officer and Director
Edward Orzetti	39	Executive Vice President and President, General Lab Business
Jack Wyszomierski	49	Executive Vice President and Chief Financial Officer
Stephen Kunst	56	Senior Vice President, General Counsel and Secretary
Gloria Keesee	53	Senior Vice President and Chief Information Officer
Charles Canfield	55	Senior Vice President, Human Resources
Theodore Pulkownik	47	Senior Vice President, Strategy and Business Development
Gerard J. Christian	36	Vice President and General Manager, Science Education
B. Charles Ames	79	Director
Joseph F. Eckroth, Jr.	46	Director
Dr. Lewis S. Edelheit	62	Director
Brian P. Kelley	44	Director
Joseph L. Rice, III	73	Director
James W. Rogers	54	Director
Axel Ruckert	58	Director
Richard J. Schnall	35	Director
Carl T. Stocker	61	Director
Robert J. Zollars	47	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

Walter W. Zywottek is our President and our Chief Executive Officer, positions he has held since 2002 and 2001 respectively. Mr. Zywottek has also been one of our directors since 1995. Prior to the Acquisition, Mr. Zywottek had also served as our Chairman, a position he held since July 2000. Since joining Merck KGaA in 1967, Mr. Zywottek has served in a variety of positions with Merck KGaA, and its affiliates, including positions as President and Chief Executive Officer of EM Industries, Inc. in Hawthorne, New York, from 1994 to 1998, and as Managing Director of Merck Eurolab in Brussels, Belgium, from 1999 to 2000.

Edward Orzetti is our Executive Vice President and President, General Lab Business, positions he has held since May 2004. Prior to joining us in 2004, Mr. Orzetti was the President of Textron Fluid & Power, one of Textron, Inc.’s industrial business segments, from 2003 until 2004, and Textron’s Vice President Enterprise Excellence from 2000 until 2003. From 1995 until 2000, Mr. Orzetti held various positions with the General Electric Company, most recently serving as general manager, supply chain management, for GE Supply in 2000. While at General Electric, Mr. Orzetti also directed its central European sourcing operations in the Czech Republic. Mr. Orzetti served for several years as an officer and helicopter pilot in the U.S. Army and holds a Bachelor of Science in mechanical engineering from the United States Military Academy at West Point. Mr. Orzetti also holds a Masters of Science in administration and human resource management from Central Michigan University and a Masters of Science in management, operations and strategy from the Sloan School of Management at the Massachusetts Institute of Technology.

Jack Wyszomierski is our Executive Vice President and Chief Financial Officer, a position he has held since June 2004. Prior to joining us in 2004, Mr. Wyszomierski spent over 20 years at the Schering-Plough Corporation, a corporation that develops and markets prescription drugs, animal health products, over-the-counter drugs and personal care products. Mr. Wyszomierski held a variety of positions at Schering-Plough, most recently serving as Executive Vice President and Chief Financial Officer from 1996 until 2003. Mr. Wyszomierski is a member of the Board of Directors and the Chairman of the Audit Committee of Exelixis Corporation. Mr. Wyszomierski holds a Bachelor of Science and a Masters of Science from Carnegie Mellon University.

Stephen Kunst is our Senior Vice President, General Counsel and Secretary, a position he has held since 2001. Mr. Kunst joined Merck KGaA’s U.S. group in 1984 and, prior to assuming his present position with us, he served as counsel for EM Diagnostic Systems, Inc. from 1987 to 1989, and EMD Chemicals, Inc. from 1989 to 2001, both of which were subsidiaries of Merck KGaA.

Gloria Keesee is our Senior Vice President and Chief Information Officer, a position she has held since March 2005, and has responsibility for our global information services. From 2000 until joining us in 2005, Ms. Keesee was the Senior Vice President of Information Technology for the Pharmaceutical Technologies and Services segment at Cardinal Health. Before joining Cardinal Health, Ms. Keesee held the position of Vice President of Information Technology for Ashland Chemical from 1997 until 2000, and was the Director of Information Technology at Allied Signal from 1993 to 1997. From 1988 until 1993, Ms. Keesee had increasing responsibility positions of management at Ernst & Young.

Charles Canfield is our Senior Vice President, Human Resources, a position he has held since July 2004. Prior to joining us in 2004, Mr. Canfield was the Senior Vice President, Human Resources and Communications, of the Ondeo Nalco Company from 2001 until 2003. Before joining Ondeo Nalco, Mr. Canfield had a long tenure with Moore Corporation Limited, a company specializing in the manufacture of business forms. Mr. Canfield began his career at Moore in 1973, most recently serving as the President of Moore’s Canadian operating division from 1997 until 1998, and as Moore’s Vice President, Corporate Human Resources and Communications, from 1988 until 1997 and from 1998 until 2001. Mr. Canfield is a member of the Board of Directors of the Human Resources Management Association of Chicago. Mr. Canfield holds a Bachelor of Science from California State University and a Masters of Business Administration from the University of Toronto.

Theodore Pulkownik is our Senior Vice President, Strategy and Business Development, a position he has held since July 2004. Prior to joining us in 2004, Mr. Pulkownik held two positions with Standard & Poors, which is a division of the McGraw-Hill Companies. From 2002 until 2004, Mr. Pulkownik was a Managing Director of Standard & Poors Corporate Value Consulting, and from 2000 to 2002, Mr. Pulkownik was the Senior Vice President, Business Development, for Standard & Poors. Before joining Standard & Poors, Mr. Pulkownik was a Senior Vice President for Holberg Industries, a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, Mr. Pulkownik was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Mr. Pulkownik holds a Bachelor of Business Administration from the University of Wisconsin and a Masters of Business Administration from the University of Michigan.

Gerard J. Christian is our Vice President and General Manager, Science Education, a position he has held since 2003. Commencing by the first quarter 2005, Mr. Christian assumed the additional role of General Manager of the Canadian Lab Business. Mr. Christian was the President of Ward’s Natural Science Establishment, Inc., which is one of our subsidiaries, from 1998 to 2003. Mr. Christian became the President of Ward’s Natural Science Establishment, Inc. following our acquisition of the Science Kit companies. Mr. Christian originally started with Science Kit in 1993 after completing three years with KPMG Peat Marwick. At Science Kit, Mr. Christian was the controller for their Canadian division, where his responsibilities included managing their restructuring, and was also their Vice President of Special Projects, where his responsibilities included managing acquisition-related due diligence. Mr. Christian is a Certified Public Accountant and holds a Masters of Business Administration from the University of Buffalo.

B. Charles Ames is one of our directors, a position he has held since the Acquisition. Mr. Ames is Vice Chairman and a principal of CD&R. Prior to joining CD&R in 1987, Mr. Ames served as Chairman and Chief Executive Officer of Reliance Electric Company, Chief Executive Officer of Acme Cleveland Corporation, and Chief Executive Officer and Chairman of The Uniroyal Goodrich Tire Company. Mr. Ames’ family trust is a limited partner of CD&R Associates VI Limited Partnership. Mr. Ames is a director and shareholder of CD&R Investment Associates VI, Inc. He also serves on the Boards of Directors of Lexmark International, Inc. and Remington Arms Company, Inc. Mr. Ames holds a Ph.B. from Illinois Wesleyan University and a Masters of Business Administration from Harvard Business School.

Joseph F. Eckroth, Jr. is one of our directors, a position he has held since November 9, 2004. Mr. Eckroth is the Chief Information Officer for Mattel, Inc., a position he has held since 2000. Prior to joining Mattel, Inc., Mr. Eckroth served as an information technology executive for the General Electric Company from 1996 until 2000, where he was the Chief Information Officer for the GE Medical Systems and GE Industrial Systems business units. Prior to joining General Electric, Mr. Eckroth served in a variety of positions for the Northrop Grumman Corporation from 1985 until 1996, most recently as Director of Information Systems and Technology. Mr. Eckroth holds a Bachelor of Science from the University of La Verne and a Masters of Business Administration from Pepperdine University School of Business and Management.

Dr. Lewis S. Edelheit is one of our directors, a position he has held since August 31, 2004. Dr. Edelheit retired from his position as the Senior Vice President, Corporate Research and Development, for the General Electric Company in 2001. Dr. Edelheit began his long tenure at General Electric as a physicist in the General Electric Research and Development Center in 1969, and returned to General Electric in 1991 to head its research and development efforts after a stint as the President and Chief Executive Officer of Quantum Medical Systems from 1986 until 1991. Dr. Edelheit is a member of the National Academy of Engineering, and a Fellow of the American Physical Society. Dr. Edelheit serves as a director of Silicon Graphics, Inc., Sonic Innovations, Inc. and Hubspan, Inc. Dr. Edelheit holds a Bachelor of Science, a Masters of Science and a Ph.D. from the University of Illinois.

Brian P. Kelley is one of our directors, a position he has held since August 31, 2004. Mr. Kelley is the President and Chief Executive Officer of SIRVA, Inc., a position he has held since 2002. Prior to joining SIRVA, Inc., Mr. Kelley was an executive for the Ford Motor Company, serving as the President of Ford’s Lincoln Mercury business from 2001 until 2002, and as Ford’s Vice President of Global Consumer Services from 1998 until 2001. Prior to joining Ford, Mr. Kelley was a senior executive for General Electric Company from 1994 until 1998. Mr. Kelley began his career at Procter & Gamble in 1983, where he was ultimately responsible for some of the company’s most recognized brand names. Mr. Kelley also serves as a director of SIRVA, Inc. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

Joseph L. Rice, III is one of our directors, a position he has held since shortly after the Acquisition. Mr. Rice is one of the original partners of CD&R. Mr. Rice has spent the major portion of his business career in private equity. After graduating from law school in 1960, Mr. Rice practiced law with Sullivan & Cromwell until 1966 when he entered the private equity business. In 1969, Mr. Rice co-founded Gibbons, Green & Rice, and in 1978, CD&R. Mr. Rice is a Trustee of The Chapin School, a Trustee Emeritus of Williams College and a member of the Board of Trustees of The Manhattan Institute, INSEAD’s International Council and the JPMorgan National Advisory Board. Mr. Rice is a limited partner of CD&R Associates VI Limited Partnership, and a director and shareholder of CD&R Investment Associates VI, Inc. Mr. Rice is a Director of Italtel Holding S.p.A. and Uniroyal Holding, Inc. After graduating from Williams in 1954, Mr. Rice enlisted in the United State Marine Corps and served as a Lieutenant from 1954 to 1957. Mr. Rice then earned his law degree at Harvard Law School.

James W. Rogers is one of our directors, a position he has held since the Acquisition. Mr. Rogers is an operating principal of CD&R. Prior to joining CD&R in 1998, Mr. Rogers was a Senior Vice President and a member of the Corporate Executive Council of General Electric Company. From 1995 to 1998, Mr. Rogers was President and Chief Executive Officer of GE Industrial Control Systems. Mr. Rogers is a limited partner of CD&R Associates VI Limited Partnership, and a director and shareholder of CD&R Investment Associates VI, Inc. Mr. Rogers is currently the Chairman of Brake Bros plc and the Chairman of the Board of Directors of SIRVA, Inc. Mr. Rogers holds a Bachelor of Arts in economics from Rutgers College.

Axel Ruckert is one of our directors, a position he has held since August 31, 2004. Mr. Ruckert is the President of Management Partenaires, a French firm specializing in turn-around management of companies experiencing financial difficulties. Since founding Management Partenaires in 1984, Mr. Ruckert has held executive positions with several companies while working to implement strategic restructurings of these companies, most recently serving as the Chairman and Chief Executive Officer of Getronics, an information technology services company, in 2003. Prior to working at Getronics, Mr. Ruckert was the Chief Executive Officer of Philips Consumer Communications from 2001 until 2002, and the Chief Operating Officer of BSN Glasspack, a European glass container manufacturer, from 1999 until 2000. Mr. Ruckert received a Master of Political Science and Economics at the Free University of Berlin and the University of Cologne.

Richard J. Schnall is one of our directors, a position he has held since the Acquisition. Mr. Schnall is a financial principal of CD&R. Prior to joining CD&R in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, and a director and shareholder of CD&R Investment Associates VI, Inc. He serves as a director of Brake Bros plc, and SIRVA, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School.

Carl T. Stocker is one of our directors, a position he has held since August 31, 2004. Since 1997, Mr. Stocker has owned and managed his own acquisition, investment and consulting company, CTS

Enterprises, LLC. Prior to that time, Mr. Stocker served as the chief financial executive of General Electric’s Industrial Systems business from 1990 until 1996, and the chief information executive from 1992 until 1996. Mr. Stocker was also a member of General Electric’s Corporate Finance and Information Technology Councils during these same periods, and served as a senior integration leader for the Space Systems Division created by General Electric’s acquisition of RCA. Mr. Stocker is a director of SIRVA, Inc. Mr. Stocker graduated from Wright State University in 1970 after serving with the U.S. Army.

Robert J. Zollars is one of our directors, a position he has held since August 31, 2004. Since 1999, Mr. Zollars has been the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, Mr. Zollars was the EVP and Group President of Cardinal Health, Inc., from 1997 until 1999, and was responsible for five of their wholly-owned subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution business at Baxter International. Mr. Zollars serves as a director of For Health Technologies and Alliance Medical Corp. Mr. Zollars is the Chairman of the Center for Services Leadership at Arizona State University, and is a member of the Young Presidents Organization. Mr. Zollars is a graduate of Arizona State University and holds a Masters of Business Administration from John F. Kennedy University.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board is composed of eleven directors, none of whom, with the exception of Mr. Zywottek, are executive officers of our company.

Audit Committee

Our audit committee currently consists of Dr. Lewis S. Edelheit, Joseph L. Rice, III, Axel Ruckert, Richard J. Schnall, and Carl T. Stocker. Our board of directors has determined that Carl T. Stocker is the current audit committee financial expert serving on the audit committee for purposes of the Securities and Exchange Act of 1934. Mr. Stocker is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our board of directors in monitoring:

•       the quality of our financial reporting and other internal control processes,

•       the quality and integrity of our financial statements,

•       the independent auditor’s qualifications and independence,

•       the performance of our internal audit function and independent auditors, and

•       our compliance with legal and regulatory requirements and its code of conduct.

Compensation of Directors

Our directors who are not also our employees or employees or principals of CD&R are compensated pursuant to our Directors Compensation Policy. Under this policy, such directors receive an annual retainer fee of $70,000, at least 50% of which is payable in shares of CDRV Investors, Inc. common stock granted under the CDRV Investors, Inc. Stock Incentive Plan. Directors may elect to receive up to 100% percent of their annual retainer fee in shares granted under the CDRV Investors, Inc. Stock Incentive Plan.

Any director serving as the chair of any of the committees of our board of directors will receive an additional $10,000 annual cash retainer fee ($15,000 in the case of the chair of the audit committee of our board of directors).

We do not pay any additional remuneration to any of our directors who are also our employees or who are employees or principals of CD&R, however all such directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings of our board of directors or a committee thereof.

The Company has adopted the VWR International, Inc. Code of Ethics and Conduct (the “Code”), a code of ethics as defined under Regulation S-K promulgated under the Securities Act of 1933, that applies to all of the Company’s employees including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all professionals in finance and finance-related departments. This Code is available on the Company’s website at www.vwr.com on the About VWR portion of the site. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Code that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller on the Company’s website at the address above.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our Chief Executive Officer and our four additional most highly compensated executive officers (each, a “named executive officer”) for the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position (4)(5)(6)	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)	All Other Compensation ($)(2)	Restricted Stock Awards ($)(3)	Number of Securities Underlying Options/SARS
Walter Zywottek	2004	$560,273	$252,913	$14,890	$70,348	$—	22,500
Director, President and Chief Executive Officer	2003	430,500	279,825	14,950	1,956	—	—
Edward Orzetti	2004	343,763	344,138	20,465	109,260	280,000	45,000
Executive Vice President and President, General Lab Business	2003	—	—	—	—	—	—
Jack Wyszomierski	2004	192,287	163,400	7,795	48,738	—	20,000
Executive Vice President and Chief Financial Officer	2003	—	—	—	—	—	—
Stephen Kunst	2004	252,380	75,911	14,190	22,898	—	4,800
Senior Vice President and General Counsel	2003	246,000	173,015	10,643	5,832	—	—
George Gunther	2004	229,560	42,950	14,190	16,086	—	3,000
Former Senior Vice President and Chief Information Officer	2003	222,900	171,335	14,190	3,550	—	—

(1)    Amounts reported include automobile allowances for 2004 of $14,190 for Messrs. Zywottek, Kunst and Gunther and automobile allowances of $9,066 and $7,795 for Messrs. Orzetti and Wyszomierski. The 2004 amount reported for Mr. Orzetti includes a housing allowance of $11,399. Amounts reported include automobile allowances for 2003 of $14,190 for Messrs. Zywottek and Gunther, and an automobile allowance of $10,643 for Mr. Kunst.

(2)    Amounts reported for 2004 include (a) respective special payments of $54,450, $108,900, $48,400, $11,616 and $7,260 to Messrs. Zywottek, Orzetti, Wyszomierski, Kunst and Gunther earned in connection with the December 16, 2004 issuance by CDRV Investors, Inc. of $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 and a related special distribution to CDRV Investors, Inc. shareholders, (b) payments to Messrs. Zywottek, Kunst, and Gunther of $13,240, $5,166 and $5,166 in settlement of our obligations under a predecessor bonus plan that was terminated in connection with the Acquisition, (c) a contribution to our 401(k) or other defined contribution retirement plan of $5,068 for Mr. Kunst and $3,444 for Mr. Gunther and (d) imputed value of guaranteed term life insurance policies for Messrs. Zywottek, Orzetti, Wyszomierski, Kunst and Gunther of $2,658, $360, $338, $1,048 and $216. Amounts reported for 2003 include (a) a contribution to our 401(k) or other defined contribution retirement plan of $4,821 for Mr. Kunst and $3,343 for Mr. Gunther and (b) imputed value of guaranteed term life insurance policies for Messrs. Zywottek, Kunst and Gunther of $1,956, $1,011 and $207.

(3)    Mr. Orzetti was granted 5,000 CDRV Investors, Inc. restricted stock units in connection with his commencement of employment. The value of Mr. Orzetti’s restricted stock unit grant is shown based on the value of an unrestricted share of CDRV Investors, Inc. common stock as of December 31, 2004. Mr. Orzetti is not entitled to receive any dividends on his restricted stock units.

(4)    Mr. Orzetti became our Executive Vice President and President, General Lab Business in May 2004.

(5)    Mr. Wyszomierski became our Executive Vice President and Chief Financial Officer in June 2004.

(6)    Mr. Gunther was our Senior Vice President and Chief Information Officer until March 2005.

Option Grants in Last Fiscal Year

The following table shows all grants of stock options to the named executive officers during fiscal year 2004 under the CDRV Investors, Inc. Stock Incentive Plan.

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price		Potential Realized Value at Assumed Annual Rates of Stock Appreciation for Option Term
Name	Granted(1)	Fiscal Year	($/Sh)(2)	Expiration Date	5%(3)	10%(3)
Walter Zywottek	22,500	4.63%	$50.52	9/30/2014	$714,865	$1,811,607
Edward Orzetti	45,000	9.26%	50.52	9/30/2014	1,429,729	3,623,214
Jack Wyszomierski	20,000	4.12%	50.52	9/30/2014	635,435	1,610,317
Stephen Kunst	4,800	0.99%	50.52	9/30/2014	152,504	386,476
George Gunther	3,000	0.62%	50.52	9/30/2014	95,315	241,548

(1)          All options were granted under the CDRV Investors, Inc. Stock Incentive Plan and generally become vested and exercisable in five equal installments beginning on the first anniversary of the grant date, subject to continued employment.

(2)          All options were originally granted with an exercise price per share of $100.00, which was the fair market value of the underlying stock on the date of grant. In connection with the December 16, 2004 issuance by CDRV Investors, Inc. of $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 and a related special distribution to CDRV Investors, Inc. shareholders, the exercise price of each option was adjusted to $50.52 pursuant to the antidilution provision of the CDRV Investors, Inc. Stock Incentive Plan.

(3)          Potential realizable value is based on the assumed annual growth for each of the grants, shown over their option term. Actual gains, if any, on stock option exercises are dependent on the future value of the stock.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of stock options in the 2004 fiscal year by the named executive officers and the value of unexercised stock options held by the named executive officers at December 31, 2004. All options were granted under the CDRV Investors, Inc. Stock Incentive Plan.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at FY End Exercisable/ Unexercisable(1)
Walter Zywottek	—	—	0/22,500	$0/123,300
Edward Orzetti	—	—	0/45,000	0/246,000
Jack Wyszomierski	—	—	0/20,000	0/109,600
Stephen Kunst	—	—	0/4,800	0/26,304
George Gunther	—	—	0/3,000	0/16,440

(1)          The “Value of Unexercised In-the-Money Options at FY End” is the aggregate number of unexercised options on December 31, 2004 multiplied by the difference between the exercise price for each option and the fair market value of a share of CDRV Investors, Inc. common stock on December 31, 2004 ($56.00). The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the fair market value of the CDRV Investors, Inc. common stock on the date that the option is exercised.

Employment Agreements With Named Executive Officers

Mr. Zywottek.   We are party to an employment agreement with Mr. Zywottek pursuant to which he receives an annual base salary of $600,000 as of December 31, 2004. Mr. Zywottek’s base salary will be reviewed at least annually, and may be increased (but not decreased) based upon his performance and consistent with our compensation practices. Mr. Zywottek is also eligible to receive an annual bonus pursuant to his employment agreement that becomes earned based on the achievement of objectives established under our applicable bonus plan. As of December 31, 2004, Mr. Zywottek’s target annual bonus was equal to 100% of his base salary.

Mr. Zywottek’s agreement does not have a fixed term. However, if we terminate Mr. Zywottek’s employment without cause (as defined in his employment agreement), he will be entitled to continued payment of his then current base salary and continued health benefits for a period of two years following any such termination, or, if the termination of employment occurs more than 30 months after the completion of the Acquisition, for the earlier of one year or the date until he obtains new full-time employment.

Mr. Orzetti.   In May 2004, Mr. Orzetti joined us as our new Executive Vice President and President, General Lab Business, and entered into an employment agreement with us upon his commencement of employment. Pursuant to his employment agreement and as of December 31, 2004, Mr. Orzetti receives an annual base salary of $550,020 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Orzetti’s target annual bonus is equal to 100% of his base salary.

Mr. Orzetti’s agreement does not have a fixed term. However, if we terminate Mr. Orzetti’s employment without cause, he will be entitled to continued payment of his then current base salary and continued health benefits for a period equal to the earlier of one year following any such termination or the date that he obtains new employment. Pursuant to Mr. Orzetti’s employment agreement, he also received an award of 5,000 CDRV Investors, Inc. restricted stock units that will generally vest on the seventh anniversary of his commencement of employment with us. Mr. Orzetti’s restricted stock units will all vest earlier in certain circumstances if we undergo a public offering or if we are sold to a third party unrelated to CD&R.

Mr. Orzetti was offered the opportunity to participate in the initial offering under CDRV Investors, Inc. new stock incentive plan pursuant to his employment agreement.

Mr. Wyszomierski.   In June 2004, Mr. Wyszomierski joined us as our new Executive Vice President and Chief Financial Officer, and entered into an employment agreement with us upon his commencement of employment. Mr. Wyszomierski’s agreement does not have a fixed term. Pursuant to his employment agreement and as of December 31, 2004, Mr. Wyszomierski receives an annual base salary of $350,000 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Wyszomierski’s target annual bonus is equal to 85% of his base salary.

Mr. Wyszomierski was offered the opportunity to participate in the initial offering under CDRV Investors, Inc.’s new stock incentive plan pursuant to his employment agreement.

Mr. Kunst.   We are party to an employment agreement with Mr. Kunst pursuant to which he receives an annual base salary of $253,380 as of December 31, 2004. Mr. Kunst’s base salary will be reviewed at least annually, and may be increased (but not decreased) based upon his performance and consistent with our compensation practices. Mr. Kunst is also eligible to receive an annual bonus pursuant to his employment agreement that becomes earned based on the achievement of objectives established under our applicable bonus plan. As of December 31, 2004, Mr. Kunst’s target annual bonus was equal to 75% of his base salary.

The employment agreement for Mr. Kunst has an initial three-year term that is automatically extended for consecutive one-year periods unless either party chooses not to renew the agreement. Mr. Kunst’s agreement provides that if we terminate his employment without cause (as defined in the employment agreement), fail to renew his agreement at the end of any initial or any extended term, or materially demote (as so defined) him, then he will be entitled to continued payment of his then current base salary and target annual bonus for a period of two years following any such termination or non-renewal.

Mr. Gunther.   Prior to his termination of employment with us in March 2005, we were parties to an employment agreement with Mr. Gunther. As of December 31, 2004, Mr. Gunther had an annual base salary of $229,560, and a target annual bonus opportunity equal to 75% of his base salary.

Pursuant to his employment agreement and separation agreement, Mr. Gunther will receive continued payment of his current base salary and target bonus for up to two years following his termination of employment. The total amount of such continued payments is expected to be approximately $803,500. Mr. Gunther will also receive approximately $5,850 for health benefits, and outplacement services with a value not to exceed $21,000.

Change in Control and Termination of Employment Arrangements under New Stock Incentive Plan

The CDRV Investors, Inc. Stock Incentive Plan provides that the vesting of options to purchase shares of CDRV Investors, Inc. common stock granted thereunder will be accelerated if CDRV Investors, Inc. experiences a change in control (as defined in the plan) where substitute options with substantially equivalent terms and economic value are not substituted for existing options in place of accelerated vesting. The vesting of options will also be accelerated upon certain terminations of employment, such as death or disability (as defined in the plan). CDRV Investors, Inc.’s board of directors has the discretion to accelerate the vesting of options at any time and from time to time.

Pension Plans

We sponsor various retirement plans for most full-time employees, including defined benefit plans covering Messrs. Zywottek, Orzetti, Wyszomierski, Gunther and Kunst.

Messrs. Zywottek, Orzetti, Wyszomierski, Gunther and Kunst participate in the pension plan we sponsor covering substantially all of our full-time United States employees (except employees covered by collective bargaining agreements who participate in independently operated plans). As in effect as of December 31, 2004, annual retirement benefits under the pension plan are generally calculated as the greater of:

•       a participant’s years of credited service multiplied by $240, and

•       1% of a participant’s average annual compensation earned in the consecutive five year period during which the participant was most highly paid (referred to as “final average earnings”), plus an additional 0.75% of final average earnings in excess of one third of the Social Security taxable wage base in the year the participant terminates employment, in each case multiplied by the participant’s years of credited service (up to a maximum of 33 years).

Under the pension plan, final average earnings includes the participant’s salary and bonus indicated earlier under the heading “—Summary Compensation Table,” as well as any other bonus or severance payments that a participant may become entitled to. Because the pension plan complies with ERISA and Code maximum compensation and defined benefit limitations, certain of the annual retirement benefits indicated in the table below will be paid pursuant to an unfunded benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The following table shows the estimated annual benefits payable upon retirement to persons in specified remuneration and years of service classifications under the pension plan and supplemental plan.

	Estimated Annual Pension (Years of Service)
Remuneration	15	20	25	30	35
$125,000	$29,516	$39,355	$49,194	$59,033	$64,936
150,000	36,079	48,105	60,131	72,158	79,373
175,000	42,641	56,855	71,069	85,283	93,811
200,000	49,204	65,605	82,006	98,408	108,248
225,000	55,766	74,355	92,944	111,533	122,686
250,000	62,329	83,105	103,881	124,658	137,123
300,000	75,454	100,605	125,756	150,908	165,998
400,000	101,704	135,605	169,506	203,408	223,748
450,000	114,829	153,105	191,381	229,658	252,623
500,000	127,954	170,605	213,256	255,908	281,498
550,000	141,079	188,105	235,131	282,158	310,373
600,000	154,204	205,605	257,006	308,407	339,248
650,000	167,329	223.105	278,881	334,658	368,123
700,000	180,454	240,605	300,756	360,908	396,998
750,000	193,579	258,105	322,631	387,158	425,873
800,000	206,704	275,605	344,506	413,408	454,748
850,000	219,829	293,105	366,381	439,658	483,623

As of December 31, 2004, Messrs. Zywottek, Orzetti and Wyszomierski have less than 1 year of credited service and Messrs. Gunther and Kunst have, for purposes of both the pension plan and the supplemental plan, an estimated 5 and 4 years of respective credited service. Benefits shown in the table above are computed on the basis of straight life annuity benefits, and are not subject to deduction or offset.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

CDRV Investors, Inc. owns, through CDRV Holdings, Inc., all of the outstanding capital stock of VWR International, Inc. The following table lists all shares of common stock of CDRV Investors, Inc. beneficially owned by the following holders as of March 28, 2005:

	Shares Outstanding After the Acquisition
Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund VI Limited Partnership(2)	4,200,000	73.14
Banc of America Capital Investors, L.P.(3)	350,000	6.10
Walter Zywottek	7,500	*
Edward Orzetti	15,000	*
Jack Wyszomierski	10,000	*
Stephen Kunst	2,400	*
George Gunther(4)	1,500	*
B. Charles Ames(5)	0	*
Joseph F. Eckroth, Jr(6)	1,334	*
Dr. Lewis S. Edelheit	2,331	*
Brian P. Kelley	663	*
Joseph L. Rice, III(5)	0	*
James W. Rogers(5)	0	*
Axel Ruckert	910	*
Richard J. Schnall(5)	0	*
Carl T. Stocker	2,831	*
Robert J. Zollars	3,163	*
All directors and executive officers as a group (18 persons)	47,632	0.83

*                    Less than 1%

(1)          In accordance with Rule 13d-3 under the Exchange Act, as amended, a person is deemed a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Each of such stockholders has sole voting and investment power as to the shares unless otherwise noted.

(2)          CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of CD&R Fund VI and has the power to direct CD&R Fund VI as to the voting and disposition of shares held by CD&R Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company, is the general partner of CD&R Associates VI Limited Partnership and has the power to direct CD&R Associates VI Limited Partnership as to its direction of CD&R Fund VI’s voting and disposition of the shares held by CD&R Fund VI. No person controls the voting and disposition of CD&R Investment Associates VI, Inc., with respect to the shares owned by CD&R Fund VI. Each of CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. expressly disclaims beneficial ownership of the shares owned by CD&R Fund VI. The business address for each of CD&R Fund VI, CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc., is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(3)          Banc of America Capital Investors, L.P. is a Delaware limited partnership. Banc of America Capital Management, L.P., a Delaware limited partnership, is the general partner of Banc of America Capital

Investors, L.P. and has the power to direct Banc of America Capital Investors, L.P. as to the voting and disposition of shares held by Banc of America Capital Investors, L.P. BACM I GP, LLC, a Delaware limited liability company, is the general partner of Banc of America Capital Management L.P. and has the power to direct Banc of America Capital Management L.P. as to the voting and disposition of shares held by Banc of America Capital Management L.P. The business address for Banc of America Capital Investors, L.P., Banc of America Capital Management, L.P. and BACM I GP, LLC, is Bank of America Corporate Center, 100 North Tryon Street, 25th Floor, Charlotte, NC 28255.

(4)          Mr. Gunther was our Senior Vice President and Chief Information Officer until March 2005.

(5)          Does not include 4,200,000 shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership. Messrs. Ames, Rice III, Rogers and Schnall may be deemed to share beneficial ownership of the shares owned of record by Clayton Dubilier & Rice Fund VI Limited Partnership by virtue of their status as stockholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Ames, Rice III, Rogers and Schnall expressly disclaims beneficial ownership of the shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership.

(6)          Includes 1,090 shares that were purchased by Mr. Eckroth under the CDRV Investors, Inc. Stock Incentive Plan that were immediately transferred to a trust created for the benefit of Mr. Eckroth’s family.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Fund Managed by CD&R

Overview.   As of March 28, 2005, CD&R Fund VI owns approximately 73.14% of the outstanding common stock of our ultimate parent company, CDRV Investors, Inc. CD&R Fund VI is a private investment fund managed by CD&R.

The general partner of CD&R Fund VI is CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership. CD&R Associates VI Limited Partnership’s general partner is CD&R Investment Associates VI, Inc., a Cayman Islands exempted company.

Four of our directors, B. Charles Ames, Joseph L. Rice, III, James W. Rogers and Richard J. Schnall, are principals of CD&R, limited partners (including a family trust of Mr. Ames) of CD&R Associates VI Limited Partnership, and stockholders and directors of CD&R Investment Associates VI, Inc.

CD&R is a private investment firm organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund VI. CD&R generally assists in structuring, arranging financing for and negotiating the acquisition of the companies in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial consulting services to the companies. Such services include helping companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving their operational, marketing and financial performance.

Stock Purchase Agreement.   In connection with the Acquisition, CD&R Fund VI and CDRV Acquisition Corporation entered into various agreements, including a stock purchase agreement, dated as of February 15, 2004, with Merck KGaA, pursuant to which CDRV Acquisition Corporation and certain of its affiliates agreed to purchase all of the outstanding capital stock of VWR International Corporation, the holding company of VWR International, Inc., and 10% of the outstanding equity ownership interests of VWR International Immobilien GmbH that we did not own. Pursuant to these agreements, Merck KGaA agreed to not solicit certain of our employees for a period of two years following the completion of the Acquisition. Merck KGaA also agreed to not act as a distributor of certain competitive laboratory products, excluding certain products such as pharmaceutical products and ingredients, in the laboratory field in North America and many Western European countries, or own an interest in any such distributor, subject to certain ownership exceptions. This restriction expires on the third anniversary of the completion of the Acquisition. CD&R Fund VI, on the other hand, agreed to not sell any controlling interest in us or our business to any entity that derives more than 10% of its total revenues from the manufacture, distribution and sale of chemical products for industrial or R&D uses. This restriction expires upon our initial public offering of voting securities. In addition, the parties agreed to certain indemnification obligations for breaches of their respective representations, warranties and covenants.

Consulting Agreement.   CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation and CD&R entered into a Consulting Agreement immediately prior to the Acquisition, pursuant to which CD&R provides us with financial advisory and management consulting services following the consummation of the Transactions. We pay CD&R a management fee of $1.5 million annually, which will be reviewed on an annual basis. We paid CD&R a fee of $18.0 million as compensation for performing financial, investment banking, management advisory and other services in connection with the Acquisition, and reimbursed certain CD&R expenses.

Indemnification Agreement.   CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation and their respective subsidiaries entered into an Indemnification Agreement with CD&R and CD&R Fund VI immediately prior to the Acquisition, pursuant to which, following the consummation of the Transactions, we would indemnify CD&R, CD&R Fund VI, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Stock Subscription Agreement.   As of March 28, 2005, CD&R Fund VI owns approximately 73.14% of the outstanding shares of common stock of CDRV Investors, Inc. It subscribed for 4,800,000 shares of CDRV Investors, Inc.’s common stock for an aggregate purchase price of $480.0 million pursuant to a Stock Subscription Agreement, dated as of April 7, 2004. Pursuant to that agreement, CD&R Fund VI may designate all of the members of the Board of Directors of CDRV Investors, Inc. and certain of its direct and indirect subsidiaries. CD&R is also entitled to consult with CDRV Investors, Inc. with respect to our operations at any time, to have observers attend meetings of its Board of Directors and those of its subsidiaries, including us, and to receive all of its quarterly and annual financial reports and budgets, as well as other documents.

On June 22, 2004, CD&R Fund VI transferred an aggregate of 500,000 shares of the common stock of CDRV Investors, Inc. to five of its limited partners, and on December 6, 2004, CD&R Fund VI transferred another 100,000 shares of CDRV Investors, Inc. common stock to another of its limited partners, pursuant to transfer agreements among the Company, CD&R Fund VI and each such transferee. Pursuant to the transfer agreements, transferees are entitled to the rights and obligations of a minority stockholder under the Registration and Participation Agreement, dated as of April 7, 2004, including the transfer restrictions, registration rights, tag-along rights and drag-along rights that are described below under the heading “—Agreement with Management and Other Investors—Registration and Participation Agreement.”

Agreements with Management and Other Investors

Management Equity Offerings.   Shortly after the completion of the Acquisition, CDRV Investors, Inc., our ultimate parent company, made an initial offering of its shares of common stock and options to purchase shares of its common stock to certain of our officers and employees. All of the executive officers listed under “Item 10—Directors and Executive Officers of the Registrant” except Ms. Keesee participated in this initial offering and purchased shares and were granted options to purchase shares in a closing that occurred on September 30, 2004. As part of this initial offering, CDRV Investors, Inc. also offered our non-employee directors listed under “Item 10—Directors and Executive Officers of the Registrant” the opportunity to purchase up to 2,500 shares of its common stock. Pursuant to this offer, Messrs. Stocker and Zollars purchased 2,500 shares and Mr. Edelheit purchased 2,000 shares in the closing that occurred on September 30, 2004. Mr. Eckroth purchased 1,090 shares pursuant to this offer in a closing that occurred on December 7, 2004.

All CDRV Investors, Inc. shares and options were offered under the CDRV Investors, Inc. Stock Incentive Plan, which was adopted in connection with the Acquisition.

Registration and Participation Agreement

CDRV Investors, Inc., CD&R Fund VI and certain other stockholders of CDRV Investors, Inc. entered into a Registration and Participation Agreement, dated as of April 7, 2004, pursuant to which, among other things:

Transfer Restrictions.   Until the earlier of the initial public offering of the common stock of CDRV Investors, Inc. and the fifth anniversary of the agreement, holders of common stock of CDRV Investors, Inc. other than CD&R Fund VI are subject to certain restrictions on transfer.

Registration Rights.   Holders of shares of common stock of CDRV Investors, Inc., including certain executive officers, are entitled to registration rights for such shares of common stock held by them:

•       holders constituting, at any time prior to the initial public offering of the common stock of CDRV Investors, Inc., at least 50% and thereafter, at least 25%, of the total registrable securities may request that CDRV Investors, Inc. use its best efforts to register such securities for public resale,

•       following the initial public offering of the common stock of CDRV Investors, Inc., under specified circumstances (and if CDRV Investors, Inc. has qualified for registration on Form S-3), certain holders other than CD&R Fund VI may request that CDRV Investors, Inc. use its best efforts to register their shares of common stock of CDRV Investors, Inc. for public resale on Form S-3, and

•       if CDRV Investors, Inc. registers any common stock at any time, either for its account or for the account of any stockholder, the holders of registrable securities are entitled to request that it use its best efforts to include the number of their shares of common stock that, in the opinion of the underwriters, can be sold.

CDRV Investors, Inc. will bear all registration expenses (other than underwriting discounts) for the first four registrations, including the fees and expenses of counsel to the selling stockholders. Because only CD&R Fund VI holds more than 50% of its outstanding common stock, it is the only stockholder able to initiate the initial registration by itself. CDRV Investors, Inc. also will bear the registration expenses (other than underwriting discounts) for two registrations on Form S-3 requested by certain co-investors of CD&R Fund VI, including the fees and expenses of counsel to the selling stockholders.

If CDRV Investors, Inc. files a registration statement under the Securities Act with respect to a public offering of its common stock, no holders of its common stock will be permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days (or, in the case of a shelf registration, 90 days) after the effective date of the registration statement (other than as part of the public offering).

Participation Rights.   Prior to the initial public offering of CDRV Investors, Inc., certain holders of the common stock of CDRV Investors, Inc. have the right to purchase, on a pro rata basis, additional shares of its common stock if CD&R Fund VI or any other investment vehicle managed by CD&R subscribes for additional shares of common stock, excluding any issuances by way of dividends or distributions on in kind, or stock splits, reclassifications, recapitalizations or consolidations.

Tag-Along Rights.   Prior to such time as a public market has been established for 20% or more of the common stock of CDRV Investors, Inc., certain holders of common stock of CDRV Investors, Inc. other than CD&R Fund VI have the right to participate, on a pro rata basis and subject to the same terms and conditions, in any sale by CD&R Fund VI of more than 10% of its shares of common stock to a third party purchaser or to CDRV Investors, Inc.

Drag-Along Rights.   Prior to such time as a public market has been established for 20% or more of the common stock of CDRV Investors, Inc., if CD&R Fund VI intends to sell more than 50% of its shares of common stock of CDRV Investors, Inc. to a third party purchaser, CD&R Fund VI will have the right to require certain other holders of common stock to participate in such sale, on a pro rata basis and subject to the same terms and conditions.

ITEM 14.         PRINCIPAL ACCOUNTANTS FEES AND SERVICES FOR 2004 AND 2003

KPMG LLP served as the Company’s independent auditor for the fiscal years ended December 31, 2004 and 2003. Fees and expenses for services rendered by KPMG in 2004 were approved by our Audit Committee. Fees and expenses related to 2003 were approved by our management as well as Merck KGaA, our former parent. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors.

Type of Fees	2004	2003
	(dollars in thousands)
Audit Fees(1)	$1,725	$2,024
Audit-Related Fees(2)	701	115
Tax Fees(3)	30	91
TOTAL FEES	$2,456	$2,230

(1)          2004 audit fees relate to the audit of VWR International, Inc.’s global operations including regional statutory audits. Also included herein are fees related to various employee benefit plan audits. 2003 audit fees relate to the audit of VWR International Corporation’s North American and European operations for 2003 under International Accounting Standards on behalf of Merck KGaA. Also included in 2003 are audit fees to audit the same financial statements presented in accordance with U.S. GAAP.

(2)          2004 audit-related services include procedures performed in connection with the April 2004 Offering Memorandum and an S-4 Registration Statement. Audit related services in 2003 include assistance with due diligence associated with the acquisition of VWR International Corporation by CD&R.

(3)          Fees for both years relate to tax compliance services.

Pre-Approval Policy for Auditor Services

The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by VWR’s auditor in order to assure that providing such services will not impair the auditor’s independence.

The Audit Committee has the sole and direct responsibility and authority for the appointment, termination and compensation to be paid to the independent accountants. The Committee has the responsibility to approve, in advance of the provision thereof, all audit services and permissible non-audit services to be performed by the independent accountants as well as compensation to be paid with respect to such services.

Our Audit Committee Charter authorizes the Committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the Committee. Any decisions made by such member under delegated authority, must be presented to the full Committee at its next scheduled meeting.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.                 Financial statements, financial statement schedule and exhibits filed as part of this report

1.                 The following financial statements, together with the Report of Independent Registered Public Accountants and Notes to Consolidated/Combined Financial Statements, are filed as part of this report:

VWR INTERNATIONAL, INC. (Predecessor and Successor)
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of December 31, 2004 and 2003	41
Consolidated/Combined Statements of Operations for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	42
Consolidated/Combined Statements of Shareholders’ Equity and other Comprehensive Income (Loss) for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	43
Consolidated/Combined Statements of Cash Flows for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	45
Notes to Consolidated/Combined Financial Statements	46
Schedule II—Valuation and Qualifying Accounts for the periods included in the year ended December 31, 2004 and the years ended December 31, 2003 and 2002	103

Exhibit Number	Description of Documents	Method of Filing
3.1	Certificate of Incorporation of VWR International, Inc.	Filed herewith.
3.2	Amended and Restated Bylaws of VWR International, Inc.	Filed herewith.
4.1

Credit Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation (the rights and obligations of which thereunder are to be assumed by VWR International, Inc.), the Foreign Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as Documentation Agents.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.

4.2	Assumption Agreement, dated as of April 7, 2004, between CDRV Acquisition Corporation and VWR International, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.3

Guarantee and Collateral Agreement, dated as of April 7, 2004, made by CDRV Holdings, Inc., CDRV Acquisition Corporation (the rights and obligations of which are to be assumed by VWR International, Inc.) and certain of its Subsidiaries in favor of Deutsche Bank AG, New York Branch, as Administrative Agent.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.4

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.5

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.6

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.7

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc., and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.8

Exchange and Registration Rights Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation, and Deutsche Bank Securities Inc., for itself and on behalf of the Purchasers (as defined therein), relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.9

Exchange and Registration Rights Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation, and Deutsche Bank Securities Inc., for itself and on behalf of the Purchasers (as defined therein), relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.

4.10	Form of 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.11	Form of 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
4.12

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Amendment No. 2 to Form S-4, filed on November 19, 2004.
4.13

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 3.1 to Amendment No. 2 to Form S-4, filed on November 19, 2004.
10.1	Consulting Agreement, dated as of April 7, 2004, by and among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.2

Indemnification Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.3

Registration and Participation Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., Clayton, Dubilier & Rice Fund VI Limited Partnership, Banc of America Capital Investors, L.P., SSB Capital Partners (Master Fund) I, L.P., and CGI Private Equity L.P., LLC.

Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.4	Stock Subscription Agreement, dated April 7, 2004, between CDRV Investors, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.5	VWR International, Inc. Directors Compensation Policy*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.6	CDRV Investors, Inc. Stock Incentive Plan*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.7	Form of Employee Stock Subscription Agreement*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.8	Form of Stock Option Agreement*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.9	Pension Contract for Walter Zywottek*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.10	VWR International, Inc. Retirement Plan*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.

10.11	VWR Corporation Supplemental Benefits Plan*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.12	Employment Agreement, among VWR International Inc. and Walter Zywottek*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.13	Employment Agreement, among VWR International Inc. and Jack Wyszomierski*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.14	Employment Agreement, among VWR International Inc. and Edward H. Orzetti*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.15	Employment Agreement, among VWR International Inc. and George Gunther*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.16	Letter of Employment for George A. Gunther*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.17	Severance Agreement and General Release among VWR International Inc. and George Gunther*	Filed herewith.
10.18	Employment Agreement, among VWR International Inc. and Charles F. Canfield*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.19	Employment Agreement, among VWR International Inc. and Ted Pulkownik*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.20	Employment Agreement, among VWR International Inc. and Stephen J. Kunst*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.21	Letter of Employment for Stephen J. Kunst*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.22	Employment Agreement, among VWR International Inc. and Gerard Christian*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
10.23	Letter of Employment for Gerard J. Christian*	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21.1	List of subsidiaries.	Previously filed as Exhibit 3.1 to Form S-4, filed on August 30, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

*                    Denotes management contract or compensatory plan, contract or arrangement.

SUPPLEMENTAL INFORMATION

The Company is an indirect wholly-owned subsidiary of CDRV Investors, Inc. No annual report to security holders covering the Company’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR INTERNATIONAL, INC.
By:	/s/ STEPHEN KUNST

Name: Stephen Kunst

Title: Senior Vice President, General Counsel and Secretary
April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ WALTER W. ZYWOTTEK	President, Chief Executive	April 6, 2005
Walter W. Zywottek	Officer and Director
/s/ JACK L. WYSZOMIERSKI	Executive Vice President and	April 6, 2005
Jack L. Wyszomierski	Chief Financial Officer
/s/ B. CHARLES AMES	Director	April 6, 2005
B. Charles Ames
/s/ JOSEPH F. ECKROTH, JR.	Director	April 6, 2005
Joseph F. Eckroth, Jr.
/s/ LEWIS S. EDELHEIT	Director	April 6, 2005
Lewis S. Edelheit
/s/ BRIAN P. KELLEY	Director	April 6, 2005
Brian P. Kelley
/s/ JOSEPH L. RICE, III	Director	April 6, 2005
Joseph L. Rice, III
/s/ JAMES W. ROGERS	Director	April 6, 2005
James W. Rogers
/s/ AXEL RUCKERT	Director	April 6, 2005
Axel Ruckert
/s/ RICHARD J. SCHNALL	Director	April 6, 2005
Richard J. Schnall
/s/ CARL T. STOCKER	Director	April 6, 2005
Carl T. Stocker
/s/ ROBERT J. ZOLLARS	Director	April 6, 2005
Robert J. Zollars

Schedule II - Valuation of Qualifying Accounts

VWR INTERNATIONAL, INC.
April 7 - December 31, 2004
(Dollars in millions)

	Balance at Beginning of Period	Charged to Income	Foreign Currency Translation Adjustments	Deductions From Reserves(1)	Balance at End of Period
Allowance for doubtful receivables	$7.4	$2.5	$0.4	$(4.3)	$6.0

VWR INTERNATIONAL CORPORATION
January 1 - April 6, 2004 and the years ended December 31, 2003 and 2002
(Dollars in millions)

	Balance at Beginning of Period	Charged to Income	Foreign Currency Translation Adjustments	Deductions From Reserves(1)	Balance at End of Period
January 1 - April 6, 2004 Allowance for doubtful receivables	$7.8	$0.6	$(0.1)	$(0.9)	$7.4
Year ended December 31, 2003 Allowance for doubtful receivables	4.2	4.0	0.6	(1.0)	7.8
Year ended December 31, 2002 Allowance for doubtful receivables	4.0	2.7	0.7	(3.2)	4.2

(1)          Bad debts charged off, less recoveries.