Form 10-Q
period 2005-03-31
VWR International, Inc.
filed 2005-05-16
CIK 1300446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

As of March 31, 2005, there was no established public market for the registrant’s common stock, par value $0.01 per share. As of May 12, 2005, 100 shares of the registrant’s common stock were outstanding.

VWR INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

PART I. FINANCIAL INFORMATION (Predecessor and Successor):

The following financial statements of VWR International, Inc. (Successor) and VWR International Corporation (Predecessor) for the periods indicated are included in this Quarterly Report on Form 10-Q.

The term “Successor” refers to VWR, International, Inc. following the Acquisition (as defined in Note 1(a)). The term “Predecessor” refers to VWR International Corporation prior to the Acquisition on April 7, 2004. See also “Background and Basis of Presentation” in Note 1 to the financial statements.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

VWR INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$146.5	$116.1
Trade accounts receivable, less reserves of $6.6 and $6.0, respectively	412.1	413.4
Other receivables	21.1	19.7
Inventories	236.5	248.9
Other current assets	30.9	28.9
Total current assets	847.1	827.0
Property and equipment, net	151.1	154.4
Investments	8.5	8.7
Goodwill	910.3	907.0
Other intangible assets, net	561.4	570.8
Deferred income taxes	36.0	34.4
Other assets	43.9	43.7
Total assets	$2,558.3	$2,546.0
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term bank debt and current portion of capital lease obligations	$8.1	$12.9
Accounts payable	349.5	333.8
Accrued expenses	166.9	150.4
Total current liabilities	524.5	497.1
Long-term debt	1,072.7	1,080.2
Capital lease obligations	5.6	6.1
Other long-term liabilities	68.3	81.3
Deferred income taxes	247.6	241.1
Total liabilities	1,918.7	1,905.8
Parent Company common stock purchase subject to guarantee agreement	2.8	2.9
Commitments and contingences
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	552.4	552.3
Retained earnings	37.0	31.9
Unamortized value of restricted stock issued	(0.3)	(0.3)
Accumulated other comprehensive income	47.7	53.4
Total stockholders’ equity	636.8	637.3
Total liabilities and stockholders’ equity	$2,558.3	$2,546.0

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Net sales	$754.1	$733.8
Cost of goods sold	561.4	543.7
Gross profit	192.7	190.1
Selling, general and administrative expenses	167.6	152.0
Operating income	25.1	38.1
Interest income	(0.6)	(0.2)
Interest expense:
Interest on push down debt	—	3.8
All other interest	18.4	1.7
Other income, net	(1.0)	(0.3)
Income before income taxes	8.3	33.1
Income tax provision	3.2	14.0
Net income	$5.1	$19.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Three Months Ended March 31, 2005
(Dollars in millions)
(Unaudited)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income	Total
Balance at January 1, 2005	$—	$552.3	$31.9	$(0.3)	$53.4	$637.3
Capital contribution	—	0.1	—	—	—	0.1
Comprehensive income (loss):
Net income	—	—	5.1	—	—	5.1
Foreign currency translation adjustment	—	—	—	—	(6.0)	(6.0)
Unrealized gain on derivatives, net of tax	—	—	—	—	0.3	0.3
Total comprehensive income (loss)						(0.6)
Balance at March 31, 2005	$—	$552.4	$37.0	$(0.3)	$47.7	$636.8

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5.1	$19.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.4	8.4
Gain on sale of assets	(0.2)	—
Interest on push down debt, net of tax	—	2.3
Amortization of debt issuance costs	1.5	—
Deferred income tax expense	2.5	1.4
Provision for doubtful accounts	0.9	0.6
Changes in working capital:
Trade accounts receivable	(7.8)	(26.8)
Other receivables	(1.7)	8.7
Inventories	9.3	17.5
Other assets	(4.4)	1.9
Accounts payable	47.9	38.9
Other liabilities	5.8	(0.7)
Net cash provided by operating activities	67.3	71.3
Cash flows from investing activities:
Capital expenditures	(4.3)	(3.3)
Proceeds from sale of property and equipment	0.2	0.4
Net cash used in investing activities	(4.1)	(2.9)
Cash flows from financing activities:
Proceeds from debt	0.3	13.3
Repayment of debt	(4.4)	(6.8)
Decrease in notes receivable from Merck KGaA and affiliates	—	4.1
Net change in bank checks outstanding	(26.8)	(2.1)
Net cash (used in) provided by financing activities	(30.9)	8.5
Effect of exchange rate changes on cash	(1.9)	(0.6)
Net increase in cash and cash equivalents	30.4	76.3
Cash and cash equivalents beginning of period	116.1	28.3
Cash and cash equivalents end of period	$146.5	$104.6
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6.8	$1.3
Income taxes paid, net	$3.1	$4.2

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Dollars in millions)
(Unaudited)

(1)   Background and Basis of Presentation

(a)   Background

VWR International, Inc. and its predecessor, VWR International Corporation, (“VWR”, the “Company”, “we” or “our”), distribute scientific supplies, chemicals, and equipment, primarily in North America and Europe. Prior to April 7, 2004, Merck KGaA was VWR’s ultimate parent company. On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of CDRV Investors, Inc. (“CDRV”) (the “Acquisition”).

In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% unsecured senior notes due 2012 and $320.0 of 8% unsecured senior subordinated notes due 2014 and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR International, Inc., with VWR International, Inc. surviving, and (ii) thereafter, CDRVA merged with and into VWR International, Inc., with VWR International, Inc. surviving and assuming the obligations of CDRVA.

The term “successor” refers to VWR International, Inc. following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRVA had no operations prior to the Acquisition.

The financial statements, for the three months ended March 31, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs had not been charged to VWR. Management does not believe that charges from Merck KGaA for such services would have been material.

The financial statements, for the three months ended March 31, 2004 reflect the push down of the purchase price previously paid by Merck KGaA for VWR to the VWR financial statements that resulted in the recognition of push down debt due Merck KGaA or a contribution to stockholders' equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows.

(b)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of VWR and its subsidiaries after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(1)   Background and Basis of Presentation (Continued)

shown in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts from prior periods have been reclassified to conform to the current presentation.

(2)   New Accounting Standard

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 Revised (“123R”), Share-Based Payment. This Statement requires companies to recognize in the income statement, the grant value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, CDRV, our ultimate parent, introduced a share-based compensation arrangement as a component of its compensation plans for our employees. We estimate that the effect on net income in the periods following adoption of SFAS No. 123R will be consistent with our pro-forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net income will vary depending upon the number of grants of equity, if any, compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value. Management is in the process of evaluating but has not reached a conclusion on the impact this Standard will have on its results of operations.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(3)   Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Therefore, the Company has not recognized compensation expense for its options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amount indicated below:

Three Months
Ended
March 31,
2005
Net income as reported	$5.1
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)
Pro-forma net income	$4.8

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	4.09%
Expected life of options	4 years
Volatility	20%
Expected dividend yield	0.0%

(4)   Restructuring

(a)   Restructuring as a Result of the Acquisition

The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in the accompanying financial statements have been finalized in the first quarter of 2005.

During the first quarter of 2005, we implemented various restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of approximately $24.1 in the first quarter of 2005, which have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). These charges primarily reflect severance and other exit costs including estimates for environmental

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(4)   Restructuring (Continued)

remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations.

The charge for environmental remediation in France of approximately $6.4 is based on estimates obtained from environmental engineering firms considering requirements set forth under existing rules and regulations in France. There can be no assurance that such estimates will ultimately be sufficient to cover actual remediation costs, which may be required by regulatory authorities.

The following table sets forth the activity associated with the Company’s liability for restructuring activities during the three months ended March 31, 2005.

	Balance as	Accruals	Cash		Balance as
	January 1,	Charged to	Payments/	Translation	March 31,
	2005	Goodwill	Other	Adjustments	2005
Severance and termination benefits	$21.0	$13.4	$(10.5)	$(0.7)	$23.2
Facilities related	0.5	10.5	(0.3)	—	10.7
Other	0.3	0.2	(0.2)	—	0.3
Totals	$21.8	$24.1	$(11.0)	$(0.7)	$34.2

(b)   Other restructuring activities

In addition, we initiated a cost reduction program in the United States in response to relatively static market conditions and implemented a reduction in force during the first quarter of 2005. In connection with this action, we recorded accruals related to severance and other costs totaling approximately $2.1, which are included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2005. Through March 31, 2005, amounts paid in connection with this restructuring were not material and substantially all actions have been completed.

(5)   Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2005 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance as of January 1, 2005	$645.0	$192.8	$69.2	$907.0
Changes as a result of purchase accounting adjustment:
Restructuring charges, net of tax	0.6	19.2	0.2	20.0
Defined benefit plan curtailment, net of tax	(8.0)	—	—	(8.0)
Currency translation changes	(0.8)	(7.9)	—	(8.7)
Balance as of March 31, 2005	$636.8	$204.1	$69.4	$910.3

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(5)   Goodwill and Other Intangibles (Continued)

The Company finalized its plans with regard to the curtailment of the U.S. defined pension plan. In accordance with EITF 95-3, the curtailment gain of $8.0, net of tax, was recorded as a reduction to goodwill. See Note 7 for further information.

The following schedule sets forth the major classes of intangible assets held at March 31, 2005:

	Lives
Amortized Intangibles:
Customer Relationships in North America	33	$241.7
Customer Relationships in Europe	20	75.0
Chemical Supply Agreements	10	32.2
Other	various	4.4
Less: Accumulated Amortization		(14.5)
Amortized Intangibles, net		338.8
Unamortized Intangibles:
Trademarks and Tradenames		222.6
Total Intangible Assets		$561.4

(6)   Long-Term Borrowings and Senior Secured Credit Facilities

Following is a summary of our debt obligations:

	March 31,	December 31,
	2005	2004
Senior Secured Credit Facility	$552.0	$559.5
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
Loan from CDRV Holdings, Inc.	0.7	0.7
Bank loans	7.1	11.9
Capital leases	6.6	7.1
Total debt	1,086.4	1,099.2
Less short-term portion	(8.1)	(12.9)
Total long-term portion	$1,078.3	$1,086.3

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(6)   Long-Term Borrowings and Senior Secured Credit Facilities (Continued)

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $702.0 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €132.7 million (or approximately $172.1 on a U.S. dollar equivalent basis as of March 31, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Un-drawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of March 31, 2005, we had $8.0 of un-drawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $142.0.

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

Subject to certain exceptions, the Senior Secured Credit Facility is expected to be subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess operating cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met (beginning in 2006).

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by our parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of March 31, 2005, none of the domestic subsidiaries of VWR met the definition of significant under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn, holds the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates per annum applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate per annum applicable to the Euro-denominated term loan are based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(6)   Long-Term Borrowings and Senior Secured Credit Facilities (Continued)

As of March 31, 2005, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 5.17% and 4.90%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% EURIBOR cap that terminates on July 21, 2006. The EURIBOR rate was approximately 2.1% as of March 31, 2005.

Covenants

Our Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, under our Senior Secured Credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio, and maximum capital expenditures test. As of March 31, 2005, the Company was in compliance with all covenants.

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

(7)   Defined Benefit Plans

VWR sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been VWR’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plans.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(7)   Defined Benefit Plans (Continued)

Net periodic pension cost of VWR’s U.S. defined benefit plan and for VWR’s significant Non-U.S. defined benefit plans in Germany, France and the UK include the following components:

			Net Periodic Pension
			Cost for the German, French
	U.S. Defined Benefit Plan		and UK Defined Benefit Plans
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost	$1.9	$1.7	$0.9	$0.1
Interest cost	2.2	2.0	1.1	0.3
Expected return on plan assets	(2.1)	(2.3)	(1.0)	—
Recognized net actuarial loss	—	0.8	—	—
Net periodic pension cost	$2.0	$2.2	$1.0	$0.4

The Company does not plan to make a contribution to the U.S. defined benefit plan during 2005. The Company made combined contributions to the Non-U.S. defined benefit plans of approximately $0.7 for the three months ended March 31, 2005 and expects to make additional contributions to the Non-U.S. defined benefit plans of approximately $1.8 during the remainder of 2005.

During 2004, we launched a comprehensive study of our U.S. employee benefits programs. The study was designed to both benchmark our benefits from a competitive perspective and assess the balance of the program components in terms of employee needs. The Board of Directors approved a number of benefit changes during February 2005, which will be implemented effective June 1, 2005. The most significant changes involve the curtailment of our U.S. pension plan, improvements in the rate of employer matching contributions to our 401(k) defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and the elimination of carryover vacation days by the end of 2006. These changes are expected to modestly reduce our benefit costs, prospectively.

As a result of the decision to curtail the pension plan, future benefits will be frozen effective May 31, 2005. Most participants will earn no further benefits under the plan after that date. As a result of this action, there was a reduction in the plan’s projected benefit obligation of $13.1 that was recorded as a reduction to pension liabilities. Goodwill and deferred tax assets were reduced by $8.0 and $5.1, respectively, as of March 31, 2005.

(8)   Segment Financial Information

VWR reports financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(8)   Segment Financial Information (Continued)

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Successor	Predecessor
	Three Months Ended
	March 31, 2005	March 31, 2004
Net Sales
North American Lab	$460.9	$450.5
European Lab	268.8	261.4
Science Education	24.4	21.9
Total	$754.1	$733.8
Operating Income
North American Lab	$14.6	$26.3
European Lab	11.1	11.9
Science Education	(0.6)	(0.1)
Total	$25.1	$38.1

The following is a reconciliation of reported operating income by segment to income before income taxes:

	Successor	Predecessor
	Three Months Ended
	March 31, 2005	March 31, 2004
Operating income, as reported
North American Lab	$14.6	$26.3
European Lab	11.1	11.9
Science Education	(0.6)	(0.1)
Total	25.1	38.1
Interest income	(0.6)	(0.2)
Interest expense:
Interest on push down debt	—	3.8
All other interest	18.4	1.7
Other income, net	(1.0)	(0.3)
Income before income taxes	$8.3	$33.1

(9)   Subsequent Event

On April 1, 2005, the Company announced the acquisitions of AGB Scientific Ltd., headquartered in Dublin, Ireland, and of Advanced Instruments Sales & Service, Inc., headquartered in San Juan, Puerto Rico. Total consideration, consisting almost entirely of cash, was approximately $40.6, and was funded from cash and cash equivalents on hand.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Overview

Our net sales are derived primarily from the sale of scientific supplies, including laboratory supplies, research chemicals, apparatus, laboratory furniture and services. Freight costs that are billed to our customers are also included in net sales.

Our cost of sales consists primarily of the cost of inventory shipped and our cost of labor for services provided on-site at our customer’s locations, such as storeroom management and product delivery. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

Selling, general and administrative expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

Compliance with Sarbanes-Oxley Act

We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the compliance date of December 31, 2006. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure. For example, we have expanded our finance and accounting team to include a new position of Vice President of Internal Audit. We also expect to spend in excess of $5 million over the next twelve to eighteen months in conducting our internal assessment of our internal controls over financial reporting. A component of this study will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our senior financial team from, our operations or require additional spending above and beyond our initial expectations.

Basis of Financial Statement Presentation

Prior to April 7, 2004, Merck KGaA was our ultimate parent company. On April 7, 2004, Merck KGaA sold its investment in us to CDRVA. As a result of the Acquisition, the financial statements for the periods included in our December 31, 2004 reporting reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using predecessor and successor time periods. All intercompany accounts and transactions have been eliminated.

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

The financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges for such services would have been material. The historical financial information does not reflect the added costs that we will incur as a separate company. These additional costs will include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act of 2002. This historical financial information also does not reflect the incremental costs associated with changes that occured in our capital structure and operations.

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

The recognition of the fair value of assets acquired resulted in higher net non-cash depreciation and amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense will be partially offset by tax deductions associated with such interest expense.

Constant Currency Analysis

We maintain operations in North America and in fifteen European countries. Approximately 40% of our net sales for the year ended December 31, 2004 and the three months ended March 31, 2005 originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” disclosures in this Report on Form 10-Q to remove the impact of the fluctuation in foreign exchange rates.

We utilize constant currency results in our analysis of segment performance. When we use the term “constant currency”, it means that we have translated financial data for a period into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for the previous comparable period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

Business Segments

We report our financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005	% Change	2004
Net Sales
North American Lab	$460.9	2.3%	$450.5
European Lab	268.8	2.8%	261.4
Science Education	24.4	11.4%	21.9
Total	$754.1	2.8%	$733.8

Net sales in the first quarter of 2005 increased $20.3 million or 2.8% from $733.8 million in the first quarter of 2004. Foreign currency changes accounted for $16.7 million of the growth in net sales year-over-year. Excluding the effects of foreign exchange, North American Lab and Science Education net sales grew $9.6 million while European Lab sales declined by $6.0 million. Sluggish demand and pricing pressures adversely impacted growth during the first quarter of 2005.

Net sales in the North American Lab segment for the first quarter of 2005 increased to $460.9 million from $450.5 million in the first quarter of 2004, an increase of $10.4 million or 2.3%. Favorable currency exchange rates (primarily between the U.S. dollar and the Canadian dollar) accounted for $3.3 million of the year-over-year increase in net sales. Our net sales in the bio-pharmaceutical and education markets continue to experience low single-digit growth while net sales in the industrial market have declined slightly.

Net sales in the European Lab segment for the first quarter of 2005 increased to $268.8 million from $261.4 million in the first quarter of 2004, an increase of $7.4 million, or 2.8%. Currency exchange rates favorably impacted net sales by $13.4 million; therefore, net sales declined by 2.3% excluding the favorable impact of currency exchange rates. Our European Lab segment operates in fifteen countries and results are heavily influenced by the larger countries in which we operate such as Germany, UK, and France. These large markets have experienced sluggish economic growth, which has suppressed demand for our products. We are experiencing strong growth in some of our smaller operations such as Italy, Netherlands, Spain and the Nordic region. Our sales in the bio-pharmaceutical market were up slightly from the same period last year whereas our net sales in the industrial, education and resellers markets were down slightly.

Net sales in the Science Education segment for the first quarter of 2005 increased $2.5 million to $24.4 million from $21.9 million in the first quarter of 2004, or 11.4%. The increase was primarily driven by increased sales activity in the publishers market and modest sales growth in the smaller commercial market. This segment’s business in the scientific supplies for school laboratories is also improving, as there are fewer budget constraints by various state and local governments on the funding of such programs.

Gross Profit

The following table presents gross profit for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Gross profit	$192.7	$190.1
Percentage of net sales (gross margin)	25.6%	25.9%

Gross profit grew $2.6 million or 1.4% for the first quarter of 2005 compared to the same period of 2004. Gross profit as a percentage of net sales was 25.6% for the first three months of 2005 and 25.9% for the comparable period in 2004. Approximately $4.9 million of this growth is attributable to the effect of currency translation. Therefore, excluding the effects of foreign exchange, gross profit declined year-over-year by $2.3 million. Our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased as a result of price pressures and sluggish economic growth in the larger European countries in this segment, as previously discussed. There was also a negative impact in the Science Education segment as a result of a shift in the mix of business within this operating segment in the first quarter of 2005.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Selling, general and administrative expenses	$167.6	$152.0
Percentage of net sales	22.2%	20.7%

Selling, general, and administrative (“SG&A”) increased $15.6 million or 10.3% during the first quarter of 2005 compared to the first quarter of 2004. Excluding the effect of foreign exchange totaling $4.0 million, SG&A increased by $11.6 million or 7.6% from 2004. Several factors have contributed to the year-over-year increase in SG&A since the Acquisition in the second quarter of 2004. Following the Acquisition, we made significant investments in sales, marketing, and sourcing personnel to support our revenue and strategic growth plans and expanded our finance and administrative capabilities to support the Company as a stand alone entity. As a result, SG&A costs have increased in comparison to the corresponding period of the preceding year. Further, SG&A costs were also higher in the first quarter of 2005 than the corresponding period of the previous year due to the recording of severance and related costs associated with a cost reduction program in the U.S. of $2.1 million.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Operating Income
North American Lab	$14.6	3.2%	$26.3	5.8%
European Lab	11.1	4.1%	11.9	4.6%
Science Education	(0.6)	(2.5)%	(0.1)	(0.5)%
Total	$25.1	3.3%	$38.1	5.2%

As a result of the factors described previously, operating income for the three months ended March 31, 2005 decreased to $25.1 million or 3.3% of net sales, from $38.1 million or 5.2% of net sales for the three months ended March 31, 2004, a decrease of $13.0 million, or 34.1%. Strengthening foreign currencies increased operating income by approximately $0.9 million.

Operating income in the North American Lab segment for the three months ended March 31, 2005 decreased to $14.6 million from $26.3 million for the three months ended March 31, 2004, a decrease of $11.7 million, or 44.5%. The decrease in operating margin to 3.2% in 2005 from 5.8% in 2004 was primarily due to the additional SG&A expenses from increased investment in the business, increases to corporate costs that are allocated to this segment and the $2.1 million of expenses related to personnel reductions in the first quarter of 2005.

Operating income in the European Lab segment for the three months ended March 31, 2005 decreased to $11.1 million from $11.9 million for the three months ended March 31, 2004, a decrease of $0.8 million, or 6.7%. Operating margins decreased to 4.1% for the three months ended March 31, 2005 compared to 4.6% for the three months ended March 31, 2004. Strengthening European currencies increased operating income by $0.5 million. The decline in gross margins was the primary factor adversely affecting this segment’s operating income as savings from 2004 restructuring efforts mitigated cost increases.

The operating loss for the Science Education segment for the three months ended March 31, 2005 increased to $(0.6) million from $(0.1) million for the three months ended March 31, 2004 while operating margins decreased to (2.5)% for the three months ended March 31, 2005 compared to (0.5)% for the three months ended March 31, 2004. This segment’s decline in gross margin as well as some additional investment in its sales force negatively impacted operating results in the first quarter of 2005.

Interest Expense, net of Interest Income

Interest expense, net of interest income, was $17.8 million for the three months ended March 31, 2005 compared to $5.3 million for the three months ended March 31, 2004. This increase was due to the new capital structure that was established in connection with the Acquisition that resulted in a higher level of outstanding debt and an increase in interest rates. The increase in interest rates in the successor period reflects market rates for third party debt as compared to the predecessor period where substantially all debt was intercompany.

Other Income, net

Other income, net was $1.0 million and $0.3 million for the periods ended March 31, 2005 and 2004, respectively. The major components of other income are equity income associated with a European equity investment and exchange gains on foreign currency transactions. The 2005 increase is primarily the result of an increase in exchange gains on foreign currency transactions.

Income Taxes

The effective income tax rate was 38.6% in the first quarter of 2005 as compared to 42.3% in the first quarter of 2004. The prior year effective tax rate was negatively impacted by losses and related valuation allowances associated with our operations in France. We anticipate improved performance from our French operations during calendar year 2005, which will result in a lower overall effective tax rate for the Company, as the unfavorable impact of the valuation allowance is anticipated to be minimal.

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

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations, borrowings under our Senior Secured Credit Facility, and credit terms from our suppliers, which approximate receivable terms to our customers.

Working capital, excluding cash and debt, was $184.2 million and $226.7 million at March 31, 2005 and December 31, 2004, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 49.2 days and 49.0 days for the quarterly periods ended March 31, 2005 and December 31, 2004, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate. Trade receivables tend to increase in the third quarter as a result of higher sales of our Science Education segment to primary and secondary schools.

Inventories.   Days supply of inventory were 37.9 days and 39.1 days for the quarterly periods ended March 31, 2005 and December 31, 2004, respectively, due primarily to continuous efforts to reduce inventory levels while maintaining customer service levels. Inventories tend to increase during the second quarter to support higher sales in the third quarter due in part to higher sales to primary and secondary schools in the third quarter.

Accounts Payable.   Days payables outstanding were 56.0 days and 52.5 days for the quarterly periods ended March 31, 2005 and December 31, 2004, respectively, mainly due to continued efforts to improve working capital. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we make payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Cash flow from operations, excluding working capital	$18.2	$31.8
Cash flow from working capital changes, net	49.1	39.5
Cash flow from operations	$67.3	$71.3

We generated $67.3 million of cash flow from operations during the quarter ended March 31, 2005 compared to $71.3 million during the same period of 2004. The decrease in cash flow from operations was primarily the result of the decline in net income partially offset by improvements in working capital management.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2005 compared to $2.9 million for the comparable period of 2004. This $1.2 million increase was mainly the result of a $1.0 million increase of capital expenditures primarily associated with an office expansion in Belgium.

Net cash used in financing activities was $30.9 million for the three months ended March 31, 2005 compared to cash provided by financing activities of $8.5 million for the comparable period of 2004. The primary reason for the decrease in cash provided by financing activities is due to the net change in our bank checks outstanding between periods of $24.7 million.

Prior to the Acquisition on April 7, 2004, cash flow from operating activities and after investing activities was used to pay down debt or to pay dividends to Merck KGaA. Under the credit agreement for our Senior Secured Credit Facility, beginning with the fiscal year ending December 31, 2006, Excess Cash Flow (as defined in the credit agreement) will be required to be used to prepay credit agreement debt, in addition to scheduled principal payments. Based upon current levels of operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our $150.0 million five year multi-currency revolving credit facility, which is a component of our Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of our Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of March 31, 2005, we had $146.5 million of cash and cash equivalents on hand.

As of March 31, 2005, we had outstanding indebtedness of $1,086.4 million, which consists primarily of $520.0 million aggregate principal amount of notes, a $379.9 million U.S. dollar-denominated term loan and a $172.1 million Euro-denominated term loan.

Indebtedness Prior to the Acquisition

Substantially all indebtedness prior to the Acquisition was intercompany debt with Merck KGaA. Although the contractual maturities of those loans were current, they had been classified as long-term as a result of Merck KGaA’s representation to the Company that it would not require payment on the debt before twelve months.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, we entered into the Senior Secured Credit Facility, which consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $172.1 million on a U.S. dollar equivalent basis as of March 31, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of March 31, 2005, there was no outstanding balance on the multi-currency revolving credit facility. Un-drawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of March 31, 2005, we had $8.0 million of un-drawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $142.0 million.

The credit agreement governing the Senior Secured Credit Facility contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The senior secured credit agreement also requires the Company to maintain certain financial covenants, including a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. See “Credit Agreement Financial Covenants; Credit Agreement EBITDA” below. As of March 31, 2005, the Company was in compliance with all covenants.

Senior and Senior Subordinated Notes.   On April 7, 2004, we issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At March 31, 2005, the Company was in compliance with all covenants.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under our Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under our Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants set forth in the credit agreement for our Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for our Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under our Senior Secured Credit Facility. We are in compliance with these financial covenants as of March 31, 2005.

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

Credit Agreement EBITDA is not used in the indentures for the senior and senior subordinated notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio”, which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

12 Months Ended
March 31, 2005
(Unaudited)
(Dollars in millions)
Net income	$38.6
Income tax provision	27.8
Interest expense, net	68.8
Depreciation and amortization	34.7
Non-cash charges(1)	7.4
Other extraordinary, unusual or non-recurring items(2)	2.5
Credit Agreement EBITDA	$179.8

(1)          Non-cash charges include pension, postretirement and post employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; and LIFO adjustments.

(2)          Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

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

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the periods indicated.

12 Months Ended
March 31, 2005
(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	6.0
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	2.8

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for the Company’s critical accounting policies.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, refer to “Item 1—Financial Statements—Note 2—New Accounting Standard,” which is incorporated herein by reference.

Item 3—Quantitative and Qualitative Disclosure about Market Risk

Information responsive to this item as of December 31, 2004 appears in “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference. There was no material change in such information as of March 31, 2005.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of March 31, 2005.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

ITEM 6.                EXHIBITS

Exhibit Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR INTERNATIONAL, INC.
By:	/STEPHEN KUNST/
Name: Stephen Kunst
Title: Senior Vice President, General Counsel and Secretary
May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
	Chairman and Chief Executive	May 16, 2005
James W. Rogers	Officer
	Executive Vice President and	May 16, 2005
Jack L. Wyszomierski	Chief Financial Officer
	Director	May 16, 2005
B. Charles Ames
	Director	May 16, 2005
Joseph F. Eckroth, Jr.
	Director	May 16, 2005
Lewis S. Edelheit
	Director	May 16, 2005
Brian P. Kelley
	Director	May 16, 2005
Joseph L. Rice, III
	Director	May 16, 2005
Axel Ruckert
	Director	May 16, 2005
Richard J. Schnall
	Director	May 16, 2005
Carl T. Stocker
	Director	May 16, 2005
Robert J. Zollars