Form 10-K
period 2005-12-31
VWR International, Inc.
filed 2006-03-31
CIK 1300446

UNITED STATES
SECURITIES AND  EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For to the transition period from to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2005, there was no established public market for the registrant’s common stock, par value $0.01 per share.  The number of shares of the registrant’s common stock outstanding at March 24, 2006, was 100.

DOCUMENTS INCORPORATED BY REFERENCE
None

In this Form 10-K, unless the context requires otherwise, references to “we,” “us” and “our” mean VWR International, Inc. and its consolidated subsidiaries, and references to the “Company” mean VWR International, Inc.

i

PART I

ITEM 1.   BUSINESS

Overview

We are a leader in the global research laboratory industry. We provide distribution and other value-added services to a highly fragmented supply chain by offering in excess of 1,200,000 products from more than 2,500 manufacturers to over 250,000 customers. Our business is highly diversified across products and services, geographic regions and customer segments. Products we distribute include chemicals, glassware, instruments, protective clothing and other assorted laboratory products. We support our customers by providing storeroom management, product procurement, supply chain systems integration, technical services and laboratory bench top delivery. We maintain operations in North America and in 15 European countries and process an average of 50,000 order lines daily from 16 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies; universities and research institutes; governmental agencies; environmental testing organizations; and primary and secondary schools.

The roots of our business date back to 1852. Following a series of business combinations, we became part of Univar Corporation. In 1986, we became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program, which included both internal and acquisition growth initiatives. Our most significant acquisition occurred in 1995 when we purchased Baxter International’s industrial distribution business, more than doubling our revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of our outstanding shares and, in 1999, Merck KGaA took us private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the two businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global research laboratory industry.

On April 7, 2004, we were acquired from Merck KGaA by CDRV Holdings, Inc. (the “Acquisition”). In connection with the Acquisition, we issued $200.0 million senior notes due 2012 and $320.0 million senior subordinated notes due 2014 and entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $150.0 million multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan. The term loans were initially $415.0 million and €145.0 million in principal amount, respectively, which were subsequently reduced through prepayments on July 30, 2004 to $379.9 million and €132.7 million (approximately $157.2 million as of December 31, 2005, on a U.S. dollar equivalent basis), respectively.

On December 16, 2004, our indirect parent, CDRV Investors, Inc. issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt of CDRV Investors, Inc.”

During 2005, we expanded our market presence in Ireland, Puerto Rico and Continental Europe through strategic acquisitions. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”  for more information about our acquisitions in 2005. In addition, we have initiated strategic plans to expand our presence into Eastern Europe and Asia Pacific to develop and expand both sourcing and commercial sales opportunities.

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

Customers and Markets

We estimate that the 2005 industry-wide revenues of the global research laboratory market in which our North American Lab and European Lab segments operate were approximately $23 billion. Management estimates that the industry has grown at mid-single digit rates. We expect this growth to continue in the future, driven by increasing Research and Development (“R&D”) spending from a diversified collection of end-markets, including pharmaceutical, biotechnology, chemical, education, medical research, government and environmental testing. Our net sales are influenced by, but not directly correlated with, the growth of R&D spending, and we expect that results may vary by end-market.

In relation to our Science Education segment, we estimate that the 2005 revenues for the North American market for scientific supplies for primary and secondary schools were approximately $475 million. Industry sales levels are subject to fluctuations driven by changes in state and local government funding, the timing of the state-by-state new textbook adoption cycle and population changes.

We maintain a diverse and stable customer base. Our customers include major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental testing organizations and primary and secondary schools. While we serve our customers through our operations in North America and in 15 European countries, we also export products from our distribution facilities in North America and Europe to customers in Central America, South America, British Commonwealth countries, North Africa, the Middle East and the Pacific Rim. For financial information about our operating segments and geographic regions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We seek to be the principal provider of scientific supplies to our customer base. We are a principal provider of scientific supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 36% of our 2005 net sales, and together with universities and colleges, accounted for approximately 50% of our 2005 net sales. In 2005, our top 20 customers accounted for approximately 23% of our net sales, with no single customer representing more than 3% of our net sales.

We seek to develop long-term relationships with our customers. We provide an array of value-added services that integrate us with our customers. Our customized service offerings include outsourcing of customers’ purchasing, delivery, receiving and inventory management functions. See below under “—Products and Services—Services.”

Products and Services

Products

We offer more than 1,200,000 products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. The vast majority of our products cost less than $1,000. Many of our products, including chemicals, laboratory consumables, production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research laboratories and represented approximately 75% of our net sales in 2003, 2004 and 2005. We also offer durable products, including centrifuges, fume hoods and workstations, ovens, microscopes and cold storage equipment. We also have a strong market position for the distribution of chemical supplies, especially in Europe.

The following table summarizes our product lines:

Product Line	Products
Laboratory Consumables	Glassware/plasticware, test kits, beakers, test tubes, life science disposable products, equipment accessories and other less technical equipment required by all research laboratories
Chemicals	Chemical products for various academic, research and industrial markets, including high purity chemicals, reagents and specialty products for the life sciences market
Equipment & Instruments	Laboratory equipment and instrumentation, including centrifuges, spectrometers, microplate readers, fume hoods and workstations, liquid handling, meters/probes and chromatography instruments
Production Supplies	Products in clean room environments, primarily in the semiconductor, electronic, medical device and pharmaceutical markets
Science Education	Educational products, tools and support materials (excluding textbooks) for the educational system, from elementary to college level

In 2005, approximately 88% of our current global net sales consisted of manufacturer branded products. Our management continually seeks to update and improve product offerings to address current customer requirements.

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

•       storeroom management operations including deliveries, usage tracking, order replenishment and billing by utilizing our on-site personnel and stockroom management system; and

•       purchase and supply of third party products not normally supplied by us.

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

We ship our products primarily through third-party carriers, such as UPS, Airborne Express, FedEx and others. We do not have exclusive relationships with any of our service providers, as we seek to mitigate potential service disruptions stemming from reliance on a single vendor. Our largest service provider in the United States represented approximately 33% of our shipments in 2005. No other service provider in the United States represented greater than 7% of our shipments in 2005.

Sales and Marketing

We market to customers through our global sales force, our websites, and our library of catalogs. We have a global sales force of over 1,200 employees and have approximately 700 employees providing key services, including storeroom management, product management, product procurement, supply chain systems integration, technical services and laboratory bench top delivery. Supporting the field sales organization are specialist groups for e-business integrations, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.

The Internet has become an increasingly important tool for us. During 2005, approximately 27% of our net sales were derived from e-business sales and marketing channels. Our websites feature a fully indexed and searchable catalog covering our entire product line, is available in 11 languages and has been custom-designed for 18 countries. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in a variety of different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.

In addition to our websites, we have, as part of our integrated business services capability, a growing e-business offering that covers order creation, authorization, order status, billing and reporting. These capabilities provide direct data transfer to customers’ systems and integration with third-party marketplaces used by some of our customers.

Although we are a leader in providing action-based and content-rich web-based information, we continue to see a need for printed catalogs and other printed materials following the preferences of many customers. Our general catalogs are printed in 11 languages and include up to 47,000 products per printed catalog. The general catalogs are supplemented by several specialty catalogs for life sciences products, safety products, production supplies and services applications, science education and specific laboratory focus areas.

Manufacturers

We distribute products from more than 2,500 manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. We are also the exclusive distributor of Merck KGaA’s chemical products in the laboratory field in many Western European countries. Merck KGaA supplied products that accounted for approximately 13% of our net sales in 2005. This represents approximately 7% and 25% of our North American Lab and European Lab net sales, respectively. Our distribution arrangements with Merck KGaA are summarized below.

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

The prices and purchase targets are agreed upon annually, taking into account market, economic and regulatory developments or reasonably foreseeable extraordinary events that are likely to have an impact on the industry pricing or sales growth in relevant products and market segments. If our aggregate purchases of certain chemical products from Merck KGaA grow at a rate that is less than the agreed-upon Europe-wide growth rate (subject to a 50% shortfall as compared to the agreed-upon growth rate) in each of two consecutive years, and such aggregate purchases are less than 92.5% of the Europe-wide purchase targets in each such consecutive year, we will lose our exclusive rights in the laboratory field. The purchase targets and purchases are adjusted from time to time to reflect events outside our control, including customer consolidations, material adverse effects on the industry, including pricing and demand, and new product introductions by other manufacturers not matched by Merck KGaA. For the year ended December 31, 2005, we have exceeded the 92.5% purchase target specified in the agreement.

The initial term of the agreement is five years, which commenced on April 7, 2004. We may extend the agreement for a second five-year term if we satisfy certain conditions, including achieving at least 95% of the cumulative Europe-wide sales targets and maintaining our market share during the initial term. Merck KGaA has the right to terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain competitive manufacturers, or certain competitive manufacturers acquire a controlling interest in us. The Company has no acquisition plans that would conflict with the terms of the agreement.

Other Merck KGaA Distribution Agreements.   In connection with the Acquisition, we entered into a five-year distribution agreement with Merck KGaA to distribute certain chemical products in North America on substantially the same terms as those governing their distribution prior to the Acquisition. We do not have exclusive distribution rights in North America, but we are Merck KGaA’s preferred distributor of its chemical products. As Merck KGaA’s preferred distributor, we are entitled to, among other things, the lowest transfer prices from Merck KGaA for so long as we maintain our market share in the laboratory field. We have the right to extend the agreement for a second five-year term unless Merck KGaA submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain competitive manufacturers. The Company has no acquisition plans that would conflict with the terms of this agreement.

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. In addition, we entered into a supply agreement with Merck KGaA, pursuant to which we had agreed to continue to manufacture certain of our private label products for an initial period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the UK, and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA-branded products to the extent that the conversion would be economically equivalent to us. During 2005, this agreement was extended through December 31, 2007.

Manufacturing

We have specialized manufacturing facilities in Briare, France; Haasrode, Belgium; Buffalo, New York and Rochester, New York. The Briare site repackages chemicals and a limited assortment of our branded glassware. Our Haasrode site produces our branded chemicals. Buffalo assembles specialized kits for our science education customers. The Rochester site is involved in the preparation of educational and natural science products. Products manufactured by us accounted for approximately 2% of our net sales in 2005.

Transition and Other Services

We and Merck KGaA have historically performed corporate services for each other, including certain financial, administrative and information technology functions. In order to maintain continuous and efficient operations, effective as of April 7, 2004, we entered into a transition services agreement and an information services master agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years, and it will expire on April 6, 2007, although the recipient of the services has in most cases the right to terminate individual services upon notice. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition. During 2005, the Company and Merck KGaA have made substantial progress to reduce these interdependencies. Currently, the level of interdependency is minimal with respect to financial and administrative functions.

Following the completion of the Acquisition, we and Merck KGaA have also continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement will continue for an initial five-year period from the closing date of the Acquisition and will expire on April 6, 2009, although individual services may be terminated during the term following a notice period. The Company continues to depend on Merck KGaA to host certain enterprise systems, fulfill hardware support requirements and conduct related information technology functions, such as data archival.

Merck KGaA may terminate each of the transition services agreement and the information services master agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers, or if certain competitive manufacturers acquire a controlling interest in us. The Company has no acquisition plans that would conflict with these agreements.

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

Certain subsidiaries of Merck KGaA and certain of our subsidiaries lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe and in Mexico since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing contracts have also remained in place since the Acquisition, and were not replaced by transition services agreements.

Trademarks and Trade Names

We have more than 50 different registered and unregistered service marks and trademarks for our products and services. The marks VWR, VWR International and the VWR logo are material to our business. Other trademarks that we consider significant to our business include VWR BioMarke, VWR Stocktracker, BDH, Prolabo, Cryopro, Sargent-Welch, Boreal, Astroscan, Scholar, Science Kit, Scientifics, Cenco, Citri-Pure and Vial to Volume. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

A significant number of our marks were owned by Merck KGaA. In connection with the Acquisition, Merck KGaA agreed that it would transfer, and cause its affiliates to transfer, ownership of registrations and applications for marks owned by a Merck KGaA entity but used primarily in our business to us at Merck KGaA’s cost. As of December 31, 2005, substantially all of such transfers have been made. We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

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

Competition

We operate in a highly competitive environment. We compete in the scientific supplies distribution business primarily with two major distributors, Fisher Scientific International Inc. and Sigma-Aldrich Corporation, and with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. We believe we compete effectively on all of these factors. We also believe that our competitive position depends not on a single factor, but upon a combination of traditional distribution services, customized services and technological innovation, practiced on a global basis.

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

Employees

As of December 31, 2005, we had approximately 6,100 employees, including approximately 3,400 employees in North America and approximately 2,700 employees in Europe. As of December 31, 2005 approximately 7% of our employees in North America are represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

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

Available Information

We file annual and quarterly reports and other information with the SEC. You may read and copy any documents we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

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

ITEM 1A.   RISK FACTORS

Our business is subject to a number of important risks and uncertainties that are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K.

Risk Factors Related to Our Capital Structure

We have substantial existing debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

As of December 31, 2005, we had an aggregate principal amount of debt outstanding of $1,063.8 million.

The agreements governing our debt permit us to incur or guarantee additional indebtedness, including indebtedness under the Senior Secured Credit Facility, subject to specified limitations. We have additional borrowing capacity on a revolving credit basis under the Senior Secured Credit Facility of $138.4 million as of December 31, 2005, which these limitations permit us to incur. We may incur substantial additional debt in the future.

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

Our ability to make scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•       operating difficulties;

•       increased operating costs;

•       decreased demand for our products;

•       market cyclically;

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

As of March 24, 2006, Clayton, Dubilier & Rice Fund VI Limited Partnership (“CD&R Fund VI”) is a significant stockholder that beneficially owns approximately 71.8% of the outstanding common stock of CDRV Investors, Inc., the Company’s indirect parent, and exercises control over matters requiring stockholders’ approval and control over our policies and affairs. It has the right to nominate for election all members of our Board of Directors. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages CD&R Fund VI, provides us with financial advisory and management consulting services. See “Item 13—Certain Relationships and Related Transactions.” We have not instituted any formal plans to address any conflicts of interest that may arise.

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

We compete globally with two major distributors, Fisher Scientific International Inc. and Sigma-Aldrich Corporation, as well as many smaller regional, local and specialty distributors, and with manufacturers selling directly to their customers. The bases upon which we compete include price, service and delivery, breadth of customer support, e-business capabilities and the ability to meet the special requirements of customers.

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

We currently offer over 1,200,000 products from more than 2,500 manufacturers. We are dependent on these manufacturers for our supply of products.

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

We are dependent on Merck KGaA for certain information technology services pursuant to a five-year information services master agreement as well as warehousing and logistics services pursuant to a logistics service level agreement. For our European subsidiaries, these services comprise a significant portion of our operational infrastructure, including the operation and support of the main enterprise resource planning and business warehouse software and databases. If Merck KGaA terminates any of these agreements at the end of their respective terms or otherwise, we will need to find an alternative supplier of, or create our own infrastructure for, these services. While we have already replaced some of these services, we may not be able to create our own infrastructure in a timely or cost-effective manner or obtain replacement services for the remaining services on terms that are as favorable to us as the current arrangements or on acceptable terms, if at all. In addition, any disruptions in the operational infrastructure or operations of Merck KGaA may negatively impact our operations.

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

Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular the U.S. and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected. For further information see “Item 3—Legal Proceedings.”

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

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unidentified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

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

We depend heavily on the services of our senior management. We believe that our future success will depend upon the continued services of our management. Our business may be harmed by the loss of one or more members of our management. We currently do not maintain key-man life insurance with respect to our executive officers.

Our international operations pose currency risks.

While we report our financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies from our operations outside the United States. For example, in 2005 and 2004, approximately 41% and 40% of our net sales respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Because the majority of our debt is denominated in U.S. dollars, fluctuations in exchange rates between non-U.S. currencies (principally the Euro, the British pound sterling and the Canadian dollar) relative to the U.S. dollar could make it more difficult for us to pay amounts due on our debt.

The international scope of our operations may adversely affect our business.

We derive approximately 41% of our net sales from our operations outside the United States and the Company plans to expand sourcing and commercial operations into Asia and Eastern Europe. Accordingly, we face certain risks, including:

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

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our computer systems as well as those of our service providers are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. While we have taken appropriate steps to reinforce the security of our websites, there can be no guarantee that unauthorized intrusion will not occur. Failure to maintain a secure web-based procurement system could have a material adverse effect on our business, financial condition and results of operations.

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

We may continue to engage in acquisitions or business combinations that are be subject to a variety of other risks that could harm our business.

We may continue to engage in selective acquisitions from time to time. Any future acquisitions could result in a variety of other risks:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We own and lease office and warehouse space in North America and Europe. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, information systems, marketing and other administrative activities. Our European executive, financial, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2005, the following table sets forth information with respect to our significant distribution, manufacturing and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois	Owned	300,000 sq. ft.	Distribution Center
Briare, France	Owned/Leased	358,675 sq. ft.	Distribution/Manufacturing Center
Bridgeport, New Jersey	Owned/Leased	466,776 sq. ft.	Distribution Center
Brisbane, California	Leased	248,280 sq. ft.	Distribution Center
Bruchsal, Germany	Owned	108,339 sq. ft.	Distribution Center
Buffalo, New York	Owned	127,000 sq. ft.	Distribution Center
Darmstadt, Germany	Leased	45,348 sq. ft.	Offices
Denver, Colorado	Leased	130,091 sq. ft.	Distribution Center
Haasrode, Belgium	Owned	201,447 sq. ft.	Offices/Distribution/Manufacturing
Karlskoga, Sweden	Leased	129,167 sq. ft.	Distribution Center
Lutterworth, United Kingdom	Leased	183,205 sq. ft.	Distribution Center
Milan, Italy	Leased	13,563 sq. ft.	Distribution Center
Mississauga, Ontario, Canada	Leased	114,000 sq. ft.	Distribution Center
Mollet del Valles, Spain	Leased	33,480 sq. ft.	Offices/Distribution Center
Rochester, New York	Owned	286,260 sq. ft.	Distribution/Manufacturing Center
Suwanee, Georgia	Leased	168,925 sq. ft.	Distribution Center
West Chester, Pennsylvania	Leased	97,516 sq. ft.	Offices

We also lease over 20 service centers in North America and Europe that support our sales and warehouse functions.

ITEM 3.                LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnities will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unidentified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material impact on our business, financial condition and results of operations.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting feedback in connection with this matter. At the current time we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $29.4 million on a U.S. dollar equivalent basis as of December 31, 2005) related to our European Distribution Agreement with Merck KGaA. As of December 31, 2005, the unamortized net book value of these intangible assets is approximately €20.4 million (or $24.2 million on a U.S. dollar equivalent basis).

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by a former supplier alleging a breach of contract and unliquidated damages. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. We are a wholly-owned indirect subsidiary of CDRV Investors, Inc. We did not pay any dividends on our common stock during 2005, 2004 or 2003. Our debt instruments restrict our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Following the Acquisition.” Since April 7, 2004, there have been no purchases of equity securities.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below for each of the years in the five-year period ended December 31, 2005 are derived from our historical consolidated and combined financial statements. These consolidated and combined financial statements have been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements presented elsewhere herein. The term “predecessor” refers to VWR International Corporation prior to the Acquisition. The term “successor” refers to VWR International, Inc. following the Acquisition.

	Successor		Predecessor
	Year Ended	April 7–	January 1–
	December 31,	December 31,	April 6,	Years Ended December 31,
	2005	2004	2004	2003	2002	2001
	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)	(Combined)
			(Dollars in millions)
Income Statement Data:
Net Sales	$3,138.2	$2,212.2	$793.2	$2,794.2	$2,624.1	$2,522.4
Cost of goods sold	2,334.5	1,652.7	588.0	2,078.1	1,950.1	1,886.1
Gross profit	803.7	559.5	205.2	716.1	674.0	636.3
Selling, general and administrative expenses(3)	639.9	455.4	163.7	583.4	560.0	573.7
Restructuring and other charges(2)	20.6	—	—	—	—	11.5
Operating income	143.2	104.1	41.5	132.7	114.0	51.1
Interest expense, net	74.3	50.7	5.6	24.4	39.4	74.1
Other (income) expense, net	(3.9)	(2.0)	0.1	(3.0)	0.6	2.4
Income (loss) before income taxes and cumulative effect of changes in accounting principles	72.8	55.4	35.8	111.3	74.0	(25.4)
Income tax provision	31.0	23.5	15.1	46.2	29.7	7.0
Income (loss) before cumulative effect of changes in accounting principles	41.8	31.9	20.7	65.1	44.3	(32.4)
Cumulative effect of changes in accounting principles(1)(3)	(0.5)	—	—	—	(43.8)	—
Net income (loss)	$41.3	$31.9	$20.7	$65.1	$0.5	$(32.4)
Other Financial Data:
Depreciation and amortization(3)	$33.9	$25.8	$8.9	$32.9	$32.6	$82.6
Capital expenditures	18.4	13.1	3.3	16.6	41.0	28.2
Gross profit as a percentage of net sales	25.6%	25.3%	25.9%	25.6%	25.7%	25.2%
Ratio of earnings to fixed charges(4)	1.8x	1.9x	5.1x	4.1x	2.4x	—

	Successor		Predecessor
	December 31,		December 31,
	2005	2004	2003	2002	2001
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)	(Combined)
	(Dollars in millions)
Balance Sheet Data:
Total assets	$2,542.4	$2,550.9	$1,767.9	$1,705.2	$1,783.9
Total debt	1,063.8	1,099.2	1,026.0	1,100.6	1,239.5
Stockholders’ equity	641.7	637.3	265.4	176.9	170.2

(1)             We adopted FASB Interpretation No. 47, An Interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective December 31, 2005. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. As a result of the adoption, we recognized a non-cash charge of $0.5 million, net of applicable income taxes of $0.3 million.

(2)             During 2005, we recorded pre-tax restructuring charges aggregating $20.6 million to rationalize and streamline our operations. These charges included $17.9 million for severance and termination benefits and $2.7 million for facility exit costs.

During 2001, we recorded a pre-tax restructuring charge of $11.5 million that included a $3.7 million charge for a reorganization of the businesses and a charge of $7.8 million for the impairment of certain trade names in the North American Lab segment.

(3)             We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives not be amortized, but subject to an impairment test on an annual basis or when facts and circumstances suggest that such assets may be impaired. As a result of the transitional goodwill impairment evaluation as of January 1, 2002, we recognized a non-cash transitional impairment loss of $43.8 million, which was not deductible for tax purposes. In addition, we ceased amortization of goodwill effective January 1, 2002. Included in selling, general and administrative expenses in 2001 is amortization expense of $52.0 million for goodwill.

(4)             For purposes of calculating the ratio of earnings to fixed charges, (1) earnings is defined as income before income taxes and cumulative effect of a change in accounting principle and equity method earnings or losses plus fixed charges and distributed earnings of investees, and (2) fixed charges is defined as interest expense (including amortization of debt issuance costs) and one-third of rental expense (which we believe is representative of the interest component of rent expense). Earnings were insufficient to cover fixed charges for the year ended December 31, 2001 by $25.4 million.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We generate our net sales through the sale of more than 1,200,000 products and the provision of value-added services to the global research laboratory market. We generate approximately 75% of our net sales from the sale of consumable products. We offer both private label and branded products that we source from more than 2,500 manufacturers.

We have over 250,000 customers. Our customers include pharmaceutical and biotechnology companies, universities and research institutes, governmental agencies and environmental testing organizations. Our largest customer accounted for less than 3% of our 2005 net sales.

Since the Acquisition, we have initiated and substantially completed a series of restructuring efforts to re-align our resources and have made investments in our corporate infrastructure.

The principal tenets of our strategy are outlined below.

Increase Productivity and Profitability.   We believe that there are additional opportunities to further increase the productivity and profitability of our operations. For example, we have realigned our sales force to promote focused market segmentation and penetration. Another key opportunity is to develop logistical and supply chain efficiencies including standardized operating procedures and initiation of expanded key performance metrics to help better manage our operations, costs and service delivery. We plan to continue implementing working capital improvement initiatives.

Optimize Product Portfolio.   We currently maintain a large product portfolio in inventories, which creates significant complexity in inventory management. We believe that an opportunity exists to optimize our on-hand product portfolio.

Improve Sourcing Strategy.   By utilizing our global scale, strong relationships with our multinational customers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with our leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing is a key element of this strategy.

Increase Sales of Private Label Products.   We intend to direct our sales and marketing efforts to grow sales of our private label products, which accounted for approximately 12% of our net sales in 2005. We believe that this strategy represents a significant profitability enhancement opportunity.

Restructuring and Other Operating Initiatives.   Since the Acquisition, we have initiated various restructuring activities designed to rationalize operating costs and improve our operating and administrative capabilities. The initial focus was on the Company’s European operations and organization structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe due to the reorganization of our European sales and marketing functions. In early 2005, we implemented restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of $24.5 million in 2005, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures primarily during the later part of 2005 that did not qualify as acquisition costs. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million.

Compliance with Sarbanes-Oxley Act.   We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the mandatory compliance date of December 31, 2007. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure. For the year ended December 31, 2005, we expensed approximately $3.1 million for external assistance related to our Sarbanes-Oxley compliance program. A component of this program will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our senior financial team from our operations.

Basis of Financial Statement Presentation

On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of its legal entities that comprised our North American and European businesses were contributed to VWR International Corporation and became its wholly-owned subsidiaries. The financial statements for the years ended December 31, 2001 and 2002 represent the combined financial statements of the two businesses that have been derived from the consolidated financial statements and accounting records of Merck KGaA using the historical results of operations and historical basis of the assets and liabilities of the individual businesses following a carve-out process for the European business. The financial statements for the year ended December 31, 2003 and the period January 1 – April 6, 2004 include the accounts of VWR International Corporation and its subsidiaries. On April 7, 2004, Merck KGaA sold its investment in us to CDRV Acquisition Corporation. As a result of the Acquisition, the financial statements for the period April 7 – December 31, 2004 and the year ended December 31, 2005 include the accounts of VWR International, Inc. and its subsidiaries. In order to provide a meaningful basis of comparing our results of operations for the year ended December 31, 2004, the results of operations for the “predecessor” period (January 1 – April 6, 2004) have been combined with the results of operations for the “successor” period (April 7 – December 31, 2004). All intercompany accounts and transactions have been eliminated.

The purchase price paid by Merck KGaA for the predecessor businesses was pushed down to VWR International Corporation’s financial statements from the date of acquisition and has resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of either push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates we would have obtained if we were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on push down debt has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

Management believes the assumptions underlying the predecessor financial statements are reasonable. However, the financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges for such services would have been material. The historical financial information does not reflect the added costs that we incur as a separate company. These additional costs include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act of 2002. The historical financial information also does not reflect the incremental costs associated with changes in our capital structure and operations.

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

The recognition of the fair value of assets acquired resulted in higher net non-cash depreciation and amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense is partially offset by tax deductions associated with such interest expense.

Constant Currency Analysis

We maintain operations in North America and in 15 European countries. Approximately 41% of our net sales for the year ended December 31, 2005 originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this Annual Report on Form 10-K to remove the impact of the fluctuation in foreign exchange rates.

We utilize constant currency results in our analysis of segment performance. This means that we have translated financial data for a period into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for the previous comparable period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not ordinarily repatriated to the United States, therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

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

Seasonality

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. For example, in 2005 and 2004, approximately 33% and 28%, respectively, of our total operating income was generated in the quarter ending September 30. This stronger quarterly performance is typically due to higher sales and operating income in our Science Education segment, as schools purchase supplies in preparation for the beginning of the new school year, offset by a seasonal slowdown in our European Lab segment. Quarterly sales are also influenced by the number of shipping days in a given fiscal quarter.

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

Selling, general and administrative (“SG&A”) expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

During the years ended December 31, 2005, 2004 and 2003, inflation has not had a significant impact on our results of operations as we have been able to pass the majority of these increases through to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases due to inflation or fuel costs.

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8 million. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition. On April 1, 2005, the Company acquired Advanced Instruments Sales & Service, Inc. (“AI”) for cash consideration of approximately $16.8 million and CDRV stock of approximately $0.5 million. AI performs services and distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition. On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1 million. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

AGB had net sales of $26.6 million, gross profit of $7.8 million and operating income of $1.3 million included in our year ended December 31, 2005 results. AI had net sales of $13.5 million, gross profit of $6.2 million and operating income of $1.1 million included in our year ended December 31, 2005 results. TSL had net sales of $1.0 million, gross profit of $0.6 million and operating income of $0.2 million included in our year ended December 31, 2005 results. Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

Net Sales

The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
Net Sales
North American Lab	$1,902.4	3.5%	$1,837.2	5.9%	$1,734.3
European Lab	1,089.8	5.3%	1,035.3	11.0%	932.6
Science Education	146.0	9.9%	132.9	4.4%	127.3
Total	$3,138.2	4.4%	$3,005.4	7.6%	$2,794.2

Net sales for 2005 increased $132.8 million or 4.4% over 2004. Our current year acquisitions and the effects of foreign currency accounted for $41.1 million and $9.5 million of the increase, respectively. Excluding these effects, net sales increased 2.7% from 2004. All of our segments experienced net sales growth in 2005. Net sales for 2004 increased $211.2 million or 7.6% from 2003. Excluding the effects of foreign currency of $108.2 million for 2004, net sales increased by 3.7% from 2003. The vast majority of the 2004 growth expressed in local currencies was from the North American Lab segment while net sales in the European Lab segment were flat.

Net sales in the North American Lab segment for 2005 increased $65.2 million or 3.5%. Our current year acquisition of AI and the effects of foreign currency accounted for $13.5 million and $13.4 million of the increase, respectively. Excluding these effects, net sales increased 2.1% from 2004. During 2005, our net sales in the bio-pharmaceutical market were relatively flat and our net sales in the education and industrial markets achieved low single-digit growth. Net sales in the North American Lab segment for 2004 increased $102.9 million or 5.9%. Foreign currency changes accounted for $11.8 million of the increase for 2004 and our organic growth was relatively broad based across most product groups, especially chemicals and equipment/instruments.

Net sales in the European Lab segment for 2005 increased $54.5 million or 5.3%. Our current year acquisitions of AGB and TSL favorably impacted net sales by $27.6 million and the effects of foreign currency unfavorably impacted net sales by $3.9 million. Excluding these effects, net sales increased 3.0% from 2004. Our European Lab segment operates in fifteen countries and its results are heavily influenced by the larger countries in which we operate such as Germany, the UK, France, and Belgium. These large markets and the majority of our smaller operations in other countries experienced growth during 2005. This growth was primarily driven by our bio-pharmaceutical and industrial markets and was partially offset by a decline in our resellers market. Net sales in the European Lab segment for 2004 increased $102.7 million or 11.0%. The increase was due to the impact of favorable currency exchange rates, as sluggish economic conditions throughout Europe caused net sales expressed in local currencies to be essentially flat. Foreign currency changes accounted for $96.4 million of the 2004 increase.

Net sales in the Science Education segment for 2005 increased $13.1 million or 9.9%. This increase was primarily driven by increased sales in both our education and publishers markets. In addition, during 2005 there were less budget constraints by certain state and local governments, which limited the amount of funds available for the purchase of scientific supplies for school laboratories, as compared to 2004. Net sales in the Science Education segment for 2004 increased $5.6 million or 4.4%. The increase for 2004 was mainly attributable to a strong selling season especially during the third quarter. The positive sales growth during the third quarter of 2004 helped offset the sales decline this segment had experienced during the first half of 2004 as a result of the budget constraints discussed above.

Gross Profit

The following table presents gross profit for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Gross profit	$803.7	$764.7	$716.1
Percentage of net sales (gross margin)	25.6%	25.4%	25.6%

Gross profit for 2005 increased $39.0 million or 5.1%. Our current year acquisitions and the effects of foreign currency accounted for $14.6 million and $2.0 million of the increase, respectively. Excluding these effects, gross profit increased 2.9% from 2004. During 2005, our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased slightly as a result of product mix and pricing pressures. Science Education gross margin percentages decreased as a result of product mix, pricing pressures and a shift in customer buying patterns to open bid or auction purchasing.

Gross profit for 2004 increased $48.6 million or 6.8%. Approximately $32.7 million of this growth was attributable to the effect of currency translation and the balance was primarily comprised of the margin effect associated with organic net sales growth. For the year ended December 31, 2004 compared to the year ended December 31, 2003, our North American Lab margin percentages improved slightly, mainly because of higher supplier rebates, while our European Lab margin percentages declined slightly, mainly because of higher product costs for certain chemicals.

Selling, General and Administrative Expenses

The following table presents SG&A expenses, for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Selling, general and administrative expenses	$639.9	$619.1	$583.4
Percentage of net sales	20.4%	20.6%	20.9%

Since the Acquisition in April 2004, we made significant investments in sales, marketing, and sourcing personnel to support our strategic growth plans and expanded our finance and administrative capabilities to support the Company as a stand-alone entity. At the same time, we also implemented various restructuring and cost reduction programs to partially offset the costs of these investments, redirect resources to align with our strategy and improve operating effectiveness. As a result, while SG&A expenses have increased in comparison to the corresponding periods, we have experienced a reduction in such costs as a percentage of net sales due to restructuring and cost containment efforts.

SG&A expenses for 2005 increased $20.8 million or 3.4%. Our current year acquisitions and the effects of foreign currency accounted for $12.0 million and $0.7 million of the increase, respectively. Excluding these effects, SG&A expenses increased $8.1 million or 1.3% from 2004. This increase primarily reflects our aforementioned investments in personnel, inflation, and costs incurred related to our compliance with the Sarbanes-Oxley Act. Partially offsetting the increase are savings from our restructuring programs and lower provisions for bonus of approximately $7.1 million in North America, due to shortfalls from the approved management incentive plan earnings targets.

SG&A expenses for 2004 increased $35.7 million or 6.1%. Excluding the effects of foreign exchange totaling $27.7 million for 2004, SG&A increased by 1.4% from 2003. Staffing reductions resulted in modest declines in SG&A expenses during the first half of 2004. These declines were subsequently offset during the third quarter of 2004 by increases in costs associated with our investment in sales and other strategic and corporate personnel.

Restructuring Charges

During 2005, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures and recorded pre-tax charges of $20.6 million. In connection with these actions, we recorded restructuring charges of $5.8 million, primarily severance, for North American Lab; $13.8 million, primarily related to the closing of a facility and the consolidation of administrative operations in the UK and severances and related costs for personnel in our UK, German, French, Nordic and Italian operations, for European Lab; and $1.0 million, primarily severance, for Science Education. The majority of actions required have been completed as of December 31, 2005.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,			Percent of Net Sales
	2005	2004	2003	2005	2004	2003
Operating Income
North American Lab	$91.1	$93.8	$82.8	4.8%	5.1%	4.8%
European Lab	38.1	37.2	35.9	3.5%	3.6%	3.8%
Science Education	14.0	14.6	14.0	9.6%	11.0%	11.0%
Total	$143.2	$145.6	$132.7	4.6%	4.8%	4.7%

Operating income for 2005 decreased $2.4 million or 1.6% from 2004. Our current year acquisitions and the effects of foreign currency favorably impacted operating income in 2005 by $2.6 million and $1.3 million, respectively. The restructuring programs discussed above decreased operating income by $20.6 million in 2005. Excluding these effects, operating income increased $14.3 million or 9.8% over 2004. This increase was the result of improvement in gross profit of $22.4 million, primarily attributable to sales volume, partially offset by an SG&A increase of $8.1 million. Operating income for 2004 increased $12.9 million or 9.7%. Excluding the effects of strengthening foreign currencies, operating income would have increased by 6.0% in 2004. Operating income expressed as a percentage of net sales was 4.8% for 2004 compared to 4.7% for 2003. The year-over-year improvement was primarily due to sales and gross profit growth rates exceeding the SG&A expense growth rate in the North American Lab segment.

Operating income in the North American Lab segment for 2005 decreased $2.7 million or 2.9% from 2004. Our current year acquisition of AI and the effects of foreign currency favorably impacted operating income in 2005 by $1.1 million and $1.4 million, respectively. The restructuring programs discussed above decreased operating income by $5.8 million in 2005. Excluding these effects, operating income increased $0.6 million or 0.6% over 2004. This increase was a result of a gross profit increase of $19.3 million offset by an SG&A increase of $18.7 million. The increase in SG&A reflects the majority of the investments in personnel and costs incurred related to our compliance with the Sarbanes-Oxley Act, partially offset by the lower provisions for bonus, discussed in SG&A above. Operating income in the North American Lab segment for 2004 increased $11.0 million or 13.3% from 2003. The year-over-year improvement was primarily due to higher supplier rebates and sales and gross profit growth rates exceeding the SG&A expense growth rate as the result of productivity initiatives taken to reduce costs during the third quarter of

2003. Strengthening foreign currencies positively affected operating income by $1.8 million for 2004 compared to 2003.

Operating income in the European Lab segment for 2005 increased $0.9 million or 2.4% over 2004. Our current year acquisitions of AGB and TSL favorably impacted operating income by $1.5 million in 2005. The restructuring programs discussed above and the effects of foreign currency decreased operating income by $13.8 million and $0.1 million, respectively. Excluding these effects, operating income increased $13.3 million or 35.8% over 2004. This increase was a result of a gross profit increase of $0.2 million and an SG&A decrease of $13.1 million reflecting savings from both 2004 and 2005 restructuring initiatives. Included in this increase is an improvement in operating results in France of $5.1 million from 2004. Operating income in the European Lab segment for 2004 increased $1.3 million or 3.6%. Strengthening currencies positively affected operating income by $3.2 million for 2004 compared to 2003. Excluding this effect, operating income decreased $1.9 million or 5.3% from 2003. In 2004 the European Lab segment was adversely affected by changes in pricing for certain chemicals purchased from Merck KGaA that we could not recover through pricing increases and by losses of approximately $6.4 million in our French operations in 2004 which exceeded the losses of approximately $3.2 million in 2003.

Operating income in the Science Education segment for 2005 decreased $0.6 million, or 4.1% from 2004. Excluding restructuring charges of $1.0 million in 2005, operating income for Science Education increased $0.4 million or 2.7% over 2004. This increase is a result of  a gross profit increase of $2.9 million attributable to sales volume, partially offset by an unfavorable mix of business and more aggressive buying patterns of customers, and an  increase in SG&A of $2.5 million. Operating income in the Science Education segment for 2004 increased $0.6 million or 4.3%. The 2004 increase in operating income was mainly due to an increase in net sales.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $74.3 million, $56.3 million and $24.4 million for 2005, 2004 and 2003, respectively. The 2005 increase was due to the new capital structure from the Acquisition being in place for the entire year and higher variable interest rates on our Senior Secured Credit Facility during 2005 than 2004. The 2004 increase was due to the new capital structure that was established in connection with the Acquisition that resulted in a higher level of outstanding debt as well as an increase in interest rates.

Other (Income)/Expense, net

Other (income)/expense, net was ($3.9) million, ($1.9) million and ($3.0) million for 2005, 2004 and 2003, respectively. Income in 2005 included net exchange gains of ($2.9) million, equity income of ($0.5) million and net gains on sale of assets of ($0.5) million. Income in 2004 included net exchange gains of ($1.5) million and equity income of ($0.5) million. Income in 2003 included net gains on sale of assets of ($1.4) million, ($1.0) million related to an insurance recovery and equity income of ($0.6) million.

Income Tax Provision

The effective income tax rate was 42.6%, 42.3% and 41.5% for 2005, 2004 and 2003, respectively. The effective tax rates for 2005 and 2004 were higher than 2003 primarily as a result of the valuation allowance required for losses incurred in France and foreign tax credits in the U.S.

Historical Cash Flows

Cash Flows from Operating Activities

The following table presents cash flow from operations related to operations and working capital (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Cash flow from operations, excluding working capital	$100.0	$100.5	$123.7
Cash flow from working capital changes, net	(30.0)	84.2	31.4
Cash flow from operations	$70.0	$184.7	$155.1

We generated $70.0 million of cash flow from operations during 2005 compared to $184.7 million during 2004. The decrease in cash from operations is a result of increased levels of working capital  in 2005 as compared to 2004. In 2005, cash flow from working capital changes used cash primarily for cash payments for restructuring charges of $34.9 million and increases in inventories of $29.0 million. These cash usages were partially offset by an increase in our accounts payable of $32.4 million.

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

Days sales outstanding in accounts receivable were 48.2, 49.0 and 48.9 days as of December 31, 2005, 2004 and 2003, respectively. Days sales outstanding are higher in Europe due to the extended payment practices in the countries in which we operate.

Days supply in inventory were 43.1, 39.1 and 46.6 days as of December 31, 2005, 2004 and 2003, respectively. The 2005 increase is a result of changes in our supplier network and the stocking of products from new suppliers. The 2004 decrease was due primarily to efforts to reduce inventory levels while maintaining customer service levels.

Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we may make early payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in the countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year. Days payable outstanding were 59.1, 52.5 and 41.1 days as of December 31, 2005, 2004 and 2003, respectively. These increases are mainly due to efforts to reduce working capital by increasing our days payable outstanding.

Cash Flows from Investing Activities

Net cash used in investing activities was $62.2 million, $1,576.3 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 usage primarily related to investments to acquire businesses of $46.0 million and capital expenditures of $18.4 million. The 2004 usage primarily related to the Acquisition and capital expenditures of $16.4 million. The 2003 usage related to capital expenditures of $16.6 million, offset by proceeds from sales of property and equipment of $7.7 million.

Our capital expenditures consist of two principal components: expenditures for facilities and expenditures for technology to support the business. The timing of warehouse expansions may cause a variance in year-to-year capital expenditures. We anticipate 2006 capital expenditures to approximate $40.0 million. The significant components of these expenditures will include expansion in Puerto Rico and other improvements in operating capacity; upgrading our manufacturing facilities in Belgium and France; and investments in information technology to support certain business initiatives.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $4.3 million,  $1,606.7 million and ($144.8) million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 cash provided is comprised of a net increase in our bank checks outstanding of $15.0 million, partially offset by net debt payments of $10.7 million. The net cash provided in 2004 was primarily a result of the Acquisition, the new capital structure we established, a net increase in our bank checks outstanding and proceeds from the CDRV Investors, Inc. Stock Incentive Plan. The 2003 usage primarily related to net debt repayments.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient funds from both internal and external sources to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range objectives and meeting debt service commitments.

As of December 31, 2005, we had outstanding indebtedness of $1,063.8 million, which consists primarily of $520.0 million aggregate principal amount of notes, a $379.9 million U.S. dollar-denominated term loan and a $157.2 million Euro-denominated term loan. Cash paid for interest during 2005 was $70.4 million as compared to $35.2 million in 2004. Our debt levels increased slightly and related interest rates increased more significantly as a result of the Acquisition and our cash paid for interest expense has increased significantly since April 7, 2004. Based on borrowings outstanding and interest rates in effect as of December 31, 2005, interest expense for the year ending December 31, 2006 is expected to be reasonably consistent with the 2005 amount. Prior to the Acquisition, interest on our push down debt did not represent cash interest, as we were not required to pay Merck KGaA interest. The interest expense associated with the push down debt was recorded as a capital contribution by Merck KGaA, net of tax.

As of December 31, 2005, we had $11.6 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility forming part of our Senior Secured Credit Facility was $138.4 million. Undrawn amounts under the multi-currency revolving credit facility will be available to meet future working capital and our other business needs. As borrowings under the multi-currency revolving credit facility may fluctuate with our working capital and other business needs, and the borrowings thereunder bear interest at variable rates, interest expense for this facility will fluctuate as well.

Under the credit agreement for our Senior Secured Credit Facility, beginning in 2006, Excess Cash Flow (as defined in the credit agreement) from the prior year will be required to be used to prepay credit agreement debt. On March 31, 2006, $44.4 million will be repaid as required by the Excess Cash Flow provisions of the Senior Secured Credit Facility. Based upon current levels of operations and expectations as to future growth, we believe that cash on hand, generated from operations, together with amounts available under our $150.0 million multi-currency revolving credit facility which is a component of our Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of our Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2005, we had $126.1 million of cash and cash equivalents on hand.

Schedule of Contractual Obligations

The following tables detail the payment schedule for debt, capital leases and operating leases as of December 31, 2005 (dollars in millions):

	<1 year		1-3 years	4-5 years	>5 years	Total
Senior Secured Credit Facility	$44.4	(1)	$10.0	$246.8	$235.9	$537.1
6 7/8% Unsecured Senior Notes due 2012	—		—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—		—	—	320.0	320.0
Loan from CDRV Holdings, Inc.	—		—	—	0.6	0.6
Bank loans	0.3		—	—	—	0.3
Capital leases	0.8		1.4	1.3	2.3	5.8
Operating leases	23.8		36.2	23.5	30.7	114.2
Total	$69.3		$47.6	$271.6	$789.5	$1,178.0

(1)          Reflects the amount due in March 2006 based on Excess Cash Flow generated in 2005.

Prior to the Acquisition, substantially all of our debt was with Merck KGaA and affiliates at an average interest rate of 2.0% to 2.8%. The push down debt reflects the debt incurred by Merck KGaA as a result of its acquisition of us. A portion of the cash consideration for the Acquisition was used to repay all debt owing to Merck KGaA and affiliates outstanding on April 7, 2004.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, we, with a syndicate of lenders, led by Deutsche Bank AG, New York Branch, as administrative agent, Citicorp North America Inc., as syndication agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as documentation agents, entered into the Senior Secured Credit Facility. The Company is the borrower under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $157.2 million on a U.S. dollar equivalent basis as of December 31, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. The term loan principal amounts currently outstanding are net of a $50.0 million prepayment on July 30, 2004. As of December 31, 2005, nothing was drawn under the multi-currency revolving credit facility and we had $11.6 million in undrawn letters of credit. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries.

Senior and Senior Subordinated Notes.   On April 7, 2004, we issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At December 31, 2005, the Company was in compliance with all covenants.

European Subsidiaries.   Our European subsidiaries operate with and without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under our Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under our Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for our Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for our Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under our Senior Secured Credit Facility. We were in compliance with these financial covenants as of December 31, 2005.

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

The following table presents a calculation of Credit Agreement EBITDA for the year ended December 31, 2005 (dollars in millions):

Income before cumulative effect of a change in accounting principle	$41.8
Income tax provision	31.0
Interest expense, net	74.3
Depreciation and amortization	33.9
Non-cash charges (1)	13.7
Other extraordinary, unusual or non-recurring items(2)	20.2
Adjustment for pro-forma effect of material acquisitions(3)	0.8
Credit Agreement EBITDA	$215.7

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

(3)          Adjustment for pro-forma effect of material acquisitions, as defined, is reflected in the calculation of Credit Agreement EBITDA on a pro-forma basis as if the acquisitions of AGB and AI occurred on January 1, 2005.

The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
July 1, 2004 – December 30, 2005	7.25 to 1.00	1.80 to 1.00
December 31, 2005 – December 30, 2006	7.00 to 1.00	1.90 to 1.00
December 31, 2006 – December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007 – December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008 – December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009 – December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the year ended December 31, 2005:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.9
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.1

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

Debt of CDRV Investors, Inc.

On December 16, 2004, CDRV Investors, Inc., our indirect parent, issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due 2015 (“CDRV Senior Discount Notes”). The net proceeds of the issuance were used to pay a dividend to the holders of the common stock of CDRV Investors, Inc. The CDRV Senior Discount Notes are senior unsecured obligations of CDRV Investors, Inc. and are structurally subordinated to all obligations and other liabilities of CDRV Investors, Inc.’s existing and future subsidiaries, including us. No cash interest will accrue on the CDRV Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent of funds actually available for distribution to CDRV Investors, Inc. under specified provisions of the indentures governing our senior notes and senior subordinated notes and applicable law. As of December 31, 2005, the accreted value of the CDRV Senior Discount Notes was $330.2 million.

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

Rebates from Suppliers.   We earn rebates from certain of our suppliers from the achievement of certain sales growth and/or purchase volume thresholds. To the extent that rebates relate to inventory on hand, the inventory cost is reduced to reflect the lower cost. During the course of the year, estimates made concerning the achievement of these goals or milestones can vary from quarter to quarter. Generally, a proportionally larger amount of rebates are earned in the fourth quarter of each year.

Agreements with Customers.   We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other items. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded as a reduction to sales.

Goodwill and Intangible Assets.   In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but rather, is evaluated for impairment on an annual basis. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit during the fourth quarter of each year. Fair value of the reporting unit is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

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

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors including projections of future earnings potential. While we believe our estimates are reasonable, different assumptions regarding items such as future earnings potential and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill and our intangible assets.

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

Estimates and Other Accounting Policies.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to product returns, intangible assets, income taxes, restructuring costs, insurance costs, and contingencies and litigation. While actual results could differ from those estimates, management believes that the estimates are reasonable.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, CDRV, our ultimate parent, introduced a share-based compensation arrangement as a component of its compensation plans for our employees. Effective January 1, 2006 we are no longer permitted to follow the intrinsic value accounting method of APB No. 25, and SFAS No. 123R will apply to all of CDRV’s outstanding unvested options as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact this Statement will have on the Company’s results of operations will be substantially consistent with the pro-forma amounts shown in Note 2(o) in our consolidated financial statements.

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard is not expected to materially impact the Company.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:

•                    management forecasts;

•                    efficiencies and cost savings;

•                    income and margins;

•                    growth;

•                    economies of scale;

•                    the economy;

•                    future economic performance;

•                    future acquisitions and dispositions;

•                    litigation;

•                    potential and contingent liabilities;

•                    management’s plans;

•                    taxes; and

•                    refinancing of debt.

Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” and elsewhere in this Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

Market and Industry Data

Information in this Form 10-K about the global research laboratory industry, including our general expectations concerning the industry, are based on estimates prepared using data from various sources and on assumptions made by us. We believe data regarding the global research laboratory industry are inherently imprecise, but based on management’s understanding of the markets in which we compete, management believes that such data is generally indicative of the industry. Our estimates, in particular as they relate to our general expectations concerning the global research laboratory industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Risk Factors Related to Our Capital Structure” and “Risk Factors Related to Our Business”  in “Item 1A—Risk Factors”.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   We are exposed to changes in interest rates, primarily as a result of our existing short-term and long-term debt with both fixed and floating interest rates. Prior to the Acquisition, we did not enter into agreements related to interest rate risk. A 100 basis point (or 1.00%) change in variable rate debt outstanding as of December 31, 2005 would, on an annualized basis, affect net income by approximately $3.2 million.

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

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. These activities have not been material to our financial statements. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. The majority of our debt, including the notes, is denominated in U.S. dollars, and accordingly, the majority of our future debt service needs will be U.S. dollar denominated. We have a Euro-denominated term loan in an aggregate principal amount equal to €132.7 million (approximately $157.2 million as of December 31, 2005, on a U.S. dollar equivalent basis) and a $150.0 million multi-currency revolving credit facility forming part of our Senior Secured Credit Facility, as well as borrowings under certain local credit facilities, each of which partially mitigates our currency risk with respect to future debt service. Net sales and costs tend to be incurred in the same currency, and therefore mitigate local currency risk.

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

Page
VWR INTERNATIONAL, INC. (Predecessor and Successor)
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2005 and 2004	40
Consolidated Statements of Operations for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	41
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	42
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	44
Notes to Consolidated Financial Statements	45
Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003.	112

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VWR International, Inc.:

We have audited the accompanying consolidated balance sheets of VWR International, Inc. and subsidiaries (Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2005 and the period from April 7, 2004 to December 31, 2004 (Successor period) and from January 1, 2004 to April 6, 2004 and for the year ended December 31, 2003 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the Successor periods in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of  operations and cash flows of VWR International Corporation and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 7, 2004, CDRV Acquisition Corporation (which merged into VWR International, Inc.) acquired all of the outstanding stock of VWR International Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, are not comparable.

As discussed in Note 3 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2006

VWR INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$126.1	$116.1
Trade accounts receivable, less reserves of $6.6 and $6.0, respectively	407.3	413.4
Other receivables	30.8	25.3
Inventories	270.4	248.9
Other current assets	30.6	27.1
Total current assets	865.2	830.8
Property and equipment, net	156.8	154.4
Investments	7.8	8.7
Goodwill	910.0	907.0
Other intangible assets, net	552.7	570.8
Deferred income taxes	5.6	34.4
Other assets	44.3	44.8
Total assets	$2,542.4	$2,550.9
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of bank debt and current portion of capital lease obligations	$45.5	$12.9
Accounts payable	370.3	333.8
Accrued expenses	143.4	150.4
Total current liabilities	559.2	497.1
Long-term debt	1,013.3	1,080.2
Capital lease obligations	5.0	6.1
Other long-term liabilities	87.1	86.2
Deferred income taxes	233.5	241.1
Total liabilities	1,898.1	1,910.7
Parent Company common stock purchase subject to guarantee agreement (Note 14)	2.6	2.9
Commitments and contingences (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	557.4	552.3
Retained earnings	73.2	31.9
Unamortized value of restricted stock issued	(1.6)	(0.3)
Accumulated other comprehensive income	12.7	53.4
Total stockholders’ equity	641.7	637.3
Total liabilities and stockholders’ equity	$2,542.4	$2,550.9

See accompanying notes to consolidated financial statements

VWR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Dollars in millions)

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net sales	$3,138.2	$2,212.2	$793.2	$2,794.2
Cost of goods sold	2,334.5	1,652.7	588.0	2,078.1
Gross profit	803.7	559.5	205.2	716.1
Selling, general and administrative expenses	639.9	455.4	163.7	583.4
Restructuring charges (Note 4)	20.6	—	—	—
Operating income	143.2	104.1	41.5	132.7
Interest income	(2.7)	(0.8)	(0.2)	(1.7)
Interest expense:
Interest on push down debt	—	—	4.1	15.2
All other interest	77.0	51.5	1.7	10.9
Other (income) expense, net	(3.9)	(2.0)	0.1	(3.0)
Income before income taxes and cumulative effect of a change in accounting principle	72.8	55.4	35.8	111.3
Income tax provision	31.0	23.5	15.1	46.2
Income before cumulative effect of a change in accounting principle	41.8	31.9	20.7	65.1
Cumulative effect of a change in accounting principle, net of taxes of $0.3 (Note 3)	(0.5)	—	—	—
Net income	$41.3	$31.9	$20.7	$65.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss)
(Dollars in millions, except share data)
For the Period January 1, 2003—April 6, 2004 (Predecessor)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
Balance at January 1, 2003	$—	$216.7	$—	$(39.8)	$176.9
Comprehensive income (loss):
Net income	—	—	65.1	—	65.1
Minimum pension liability, net of taxes of $0.8	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	16.8	16.8
Unrealized loss on derivatives, net of tax	—	—	—	(0.3)	(0.3)
Total comprehensive income					80.4
Transfers to Merck KGaA and affiliates, net	—	(1.0)	—	—	(1.0)
Capital contribution for interest expense on push down debt, net of tax	—	9.1	—	—	9.1
Balance at December 31, 2003	—	224.8	65.1	(24.5)	265.4
Comprehensive income (loss):
Net income	—	—	20.7	—	20.7
Foreign currency translation adjustment	—	—	—	(3.7)	(3.7)
Unrealized gain on derivatives, net of tax	—	—	—	0.2	0.2
Total comprehensive income					17.2
Capital contribution for interest expense on push down debt, net of tax	—	2.5	-	—	2.5
Balance at April 6, 2004	$—	$227.3	$85.8	$(28.0)	$285.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss)
(Dollars in millions, except share data)
For the Period April 7, 2004—December 31, 2005 (Successor)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income (loss)	Total
Balance at April 7, 2004	$—	$—	$—	$—	$—	$—
Issuance of 100 shares of common stock, net of expenses	—	530.5	—	—	—	530.5
Capital contributions (Note 14)	—	21.5	—	—	—	21.5
Issuance of Parent Company restricted common stock, net (Note 15)	—	0.3	—	(0.3)	—	—
Comprehensive income (loss):
Net income	—	—	31.9	—	—	31.9
Foreign currency translation adjustment	—	—	—	—	54.1	54.1
Unrealized loss on derivatives, net of tax	—	—	—	—	(0.7)	(0.7)
Total comprehensive income						85.3
Balance at December 31, 2004	—	552.3	31.9	(0.3)	53.4	637.3
Capital contributions (Note 14)	—	3.5	—	—	—	3.5
Issuance of Parent Company restricted common stock, net (Note 15)	—	1.3	—	(1.3)	—	—
Reduction of Parent Company common stock purchase subject to guarantee agreement	—	0.3	—	—	—	0.3
Comprehensive income (loss):
Net income	—	—	41.3	—	—	41.3
Minimum pension liability, net of taxes of $7.6	—	—	—	—	(11.9)	(11.9)
Foreign currency translation adjustment	—	—	—	—	(29.2)	(29.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	0.4	0.4
Total comprehensive income						0.6
Balance at December 31, 2005	$—	$557.4	$73.2	$(1.6)	$12.7	$641.7

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Cash flows from operating activities:
Net income	$41.3	$31.9	$20.7	$65.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.9	25.8	8.9	32.9
Gain on sale of assets	(0.5)	—	—	(1.4)
Cumulative effect of a change in accounting principle	0.5	—	—	—
Interest on push down debt, net of tax	—	—	2.5	9.1
Non-cash provision for restructuring charges	11.5	—	—	—
Amortization of debt issuance costs	5.3	3.7	—	—
Deferred income tax expense	4.8	3.0	0.9	14.0
Provision for doubtful accounts	3.2	2.5	0.6	4.0
Changes in working capital, net of effect of business acquisitions:
Trade accounts receivable	(14.6)	4.9	(26.8)	2.3
Other receivables	(8.3)	(7.0)	8.7	1.5
Inventories	(29.0)	20.5	17.5	13.4
Other assets	(2.0)	(0.9)	1.9	7.8
Accounts payable	32.4	0.2	61.7	4.6
Other liabilities	(8.5)	2.6	0.9	1.8
Net cash provided by operating activities	70.0	87.2	97.5	155.1
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	—	(1,538.3)	—	—
Transaction costs	(1.5)	(20.5)	—	—
Acquisitions of businesses	(44.5)	(2.7)	—	—
Capital expenditures	(18.4)	(13.1)	(3.3)	(16.6)
Proceeds from sales of property and equipment	2.2	1.2	0.4	7.7
Net cash used in investing activities	(62.2)	(1,573.4)	(2.9)	(8.9)
Cash flows from financing activities:
Proceeds from debt	3.2	1,168.2	13.3	136.2
Repayment of debt	(13.9)	(111.1)	(6.8)	(265.5)
Decrease (increase) in notes receivable from Merck KGaA and affiliates	—	—	4.1	(9.1)
Net change in bank checks outstanding	15.0	25.0	(2.1)	(5.4)
Issuance of 100 shares of common stock, net of expenses	—	530.5	—	—
Proceeds from stock incentive plan	—	23.7	—	—
Cash paid for debt issuance costs	—	(38.1)	—	—
Other	—	—	—	(1.0)
Net cash provided by (used in) financing activities	4.3	1,598.2	8.5	(144.8)
Effect of exchange rate changes on cash	(2.1)	4.1	(0.6)	2.2
Net increase in cash and cash equivalents	10.0	116.1	102.5	3.6
Cash and cash equivalents beginning of period	116.1	—	28.3	24.7
Cash and cash equivalents end of period	$126.1	$116.1	$130.8	$28.3
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70.4	$33.9	$1.3	$11.3
Income taxes paid, net	$12.6	$29.1	$4.2	$33.9

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(1)   Background and Nature of Operations

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

VWR operates in North America (United States, Canada, Puerto Rico and Mexico) and in the following countries in Europe: Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom.

VWR’s North American business was formerly the VWR Scientific Products Corporation (“VWRSP”). In 1995, Merck KGaA, VWR’s ultimate parent company until April 7, 2004, headquartered in Darmstadt, Germany, agreed to acquire approximately 49.9% of the then-outstanding shares of VWRSP. In 1999, following a tender offer for the remaining shares; VWRSP became a wholly-owned subsidiary of Merck KGaA (collectively, the “VWRSP Acquisition”) (See Note 5(c)).

Effective January 1, 2001, Merck KGaA combined, for management purposes only, VWR’s North American business with Merck KGaA’s European business and the combined businesses operated under the name VWR International.

On December 6, 2002, VWR International Corporation was incorporated in Delaware. On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of the legal entities, which comprised the North American and European businesses, were contributed to VWR International Corporation and became wholly-owned subsidiaries of VWR International Corporation. VWR International Corporation was 100% owned by subsidiaries of Merck KGaA.

As more fully discussed in Note 5(a), on April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of CDRV Investors, Inc. (“CDRV”), for a purchase price of approximately $1,683.4, consisting of approximately $1,669.1 in cash and approximately $14.3 of assumed debt (the “Acquisition”). In addition, direct acquisition costs of approximately $77.5 were incurred. CDRVA financed the Acquisition through a $549.2 equity investment, approximately $1,110.5 in various debt instruments, acquired cash of $70.1 and accrued expenses of $16.8.

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The term “successor” refers to VWR International, Inc. following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRVA had no operations prior to the Acquisition.

The financial statements, for all periods presented prior to the Acquisition, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to VWR. Management does not believe that charges for such services would have been material. See Note 17 for a further discussion of transactions with Merck KGaA.

The financial statements, for all periods presented prior to the Acquisition, reflect the push down of the purchase price paid by Merck KGaA for VWR to the VWR financial statements that resulted in the recognition of push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. For all periods prior to the Acquisition, interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statements of stockholders’ equity and other comprehensive income (loss), as this interest was not required to be paid to Merck KGaA.

(2)   Summary of Significant Accounting Policies

The accounting policies as described herein are applicable to both the predecessor and successor financial statements unless specifically noted therein.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VWR and its subsidiaries after elimination of all intercompany balances and transactions.

(b) Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with insignificant interest rate risk and having original maturities of three months or less. The amount of restricted cash was $1.2 and $1.5 at December 31, 2005 and 2004, respectively.

(c) Trade Accounts Receivables Reserve

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(d) Inventories

Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the average cost or the first-in, first-out (“FIFO”) method for all other subsidiaries. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.

(e) Property and Equipment

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

(f) Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires that goodwill be tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. VWR has elected to perform its annual test for indications of goodwill impairment in the fourth quarter of each year. The test was performed and no impairment was identified.

Goodwill included in the financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Acquisition as discussed in Note 5(a).

(g) Impairment of Long-Lived Assets

VWR evaluates the recoverability of long-lived assets used in operations when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluations are based on undiscounted cash flow and profitability projections. An impairment charge is recorded for the difference between the fair value and carrying value of the asset. No impairment losses were recorded in 2005, 2004 or 2003.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(h) Advertising

VWR expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally from 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2005 and 2004 were $8.8 and $9.8, respectively. The table below shows total advertising expense for each of the reporting periods.

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Advertising expense	$20.7	$16.4	$5.4	$23.2

(i) Revenue Recognition

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

(j) Shipping and Handling

VWR records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.

(k) Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method under which deferred income taxes are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. VWR records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. See Note 12 for a discussion of the Company’s filing of a consolidated federal tax return with CDRV.

(l) Insurance

Certain insurable risks such as commercial general liability; property damage and business interruption; and workers’ compensation are insured by third parties. However, VWR self-insures certain

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

components of these risk exposures at various deductible levels. Accruals for claims under VWR’s self-insurance programs are recorded on a claims-incurred basis.

(m) Pensions and Other Postretirement Plans

VWR has defined benefit plans covering certain of its employees. The benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employee’s service period.

(n) Concentrations of Credit Risk

Trade receivables reflect a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk exist.

(o) Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Therefore, the Company has not recognized compensation expense for the CDRV options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the CDRV stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amounts indicated below:

	Year Ended	April 7–
	December 31,	December 31,
	2005	2004
Net income as reported	$41.3	$31.9
Add: stock-based compensation expense in reported net income, net of tax	0.5	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(1.4)	(0.3)
Pro-forma net income	$40.4	$31.6

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The fair value of the CDRV’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

		Options
	Options	Granted in
	Granted in	the period
	Year Ended	April 7 -
	December 31,	December 31,
	2005	2004
Risk free interest rate	4.11%	3.79%
Expected life of options	6.5 years	6.5 years
Volatility	38%	20%
Expected dividend yield	0.0%	0.0%

(p) Foreign Currency Translation

Assets and liabilities of VWR’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Foreign currency translation adjustments for exchange gains and losses on transactions are included in other (income) expense, net, and were as follows:

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Exchange gains, net	$2.9	$1.1	$0.4	$0.1

There have been no significant fluctuations in foreign currency exchange rates since December 31, 2005.

(q) Financial Instruments and Derivatives

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

VWR enters into foreign currency forward contracts primarily to hedge exposures to fluctuations in foreign currency rates that arise from purchasing of products that are denominated in foreign currencies. Gains and losses on the foreign currency forward contracts generally offset gains and losses on certain expected commitments. To the extent these foreign currency forward contracts are considered effective

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from foreign currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

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

(r) Investments

VWR accounts for its 24% investment in a business using the equity method of accounting.

(s) Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are cumulative foreign currency translation adjustments, cumulative minimum pension liability adjustments, and unrealized gain (loss) on derivatives. We report other comprehensive income (loss) in our consolidated statements of stockholders’ equity and other comprehensive income (loss).

Accumulated other comprehensive income (loss) net of tax, consist of:

	December 31,
	2005	2004
Foreign currency translation adjustments	$24.9	$54.1
Unrealized loss on derivatives	(0.3)	(0.7)
Minimum pension liability adjustments	(11.9)	—
	$12.7	$53.4

(t) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current presentation.

(u) Use of Estimates

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(v) New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, CDRV, our ultimate parent, introduced a share-based compensation arrangement as a component of its compensation plans for our employees. Effective January 1, 2006 we are no longer permitted to follow the intrinsic value accounting method of APB No. 25, and SFAS No. 123R will apply to all of CDRV’s outstanding unvested options as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact this Statement will have on the Company’s results of operations will be substantially consistent with the pro-forma amounts shown in Note 2(o).

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard is not expected to materially impact the Company.

(3)   Change in Accounting Principle

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount is depreciated over the life of the asset. The liability is adjusted to reflect the passage of time and changes in the estimated future cash flows. SFAS No. 143 was effective for the Company as of January 1, 2003.

In March 2005, the FASB issued Interpretation No. 47,  Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(a) Effect of Adopting FIN 47

We adopted FIN 47 effective December 31, 2005. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities including the removal of certain leasehold improvements. As a result of the adoption of FIN 47, we recorded the following amounts in our financial statements as of and for the year ended December 31, 2005:

Consolidated Statement of Operations:
Charge for cumulative effect of a change in accounting principle, net of taxes of $0.3	$0.5
Consolidated Balance Sheet:
Property and equipment, net of accumulated depreciation of $0.5	1.5
Deferred income tax asset	0.3
Long-term liabilities for asset retirement obligations	2.3

The cumulative effect of the adoption of FIN 47 of $0.5 reflects charges since the Acquisition. Asset retirement obligations have been adjusted to reflect the cumulative accretion of all related liabilities to December 31, 2005.

On a pro-forma basis, the liabilities for asset retirement obligations if FIN 47 had been adopted on January 1, 2003 would have been as follows: January 1, 2003 - $1.7, December 31, 2003 - $1.9 and December 31, 2004 - $2.2. These pro-forma amounts are estimated based upon the information, assumptions and interest rates used to measure the liabilities for asset retirement obligations recognized upon adoption of FIN 47 as of December 31, 2005. Had we adopted FIN 47 at the beginning of 2003, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(b) Prospective Accounting Methodology Under FIN 47

The liabilities for asset retirement obligations will be adjusted on an ongoing basis due to the passage of time, new laws and regulations and revisions to either the timing or amount of the original estimates. These liabilities will be accreted to their full estimated settlement amounts through the estimated ultimate settlement dates of the underlying obligations. This accretion charge will be reflected as a component of selling, general and administrative expense in our consolidated statement of operations. Net asset retirement costs will be depreciated over the remaining lease terms or lives of the related assets. This charge will be recorded as depreciation expense in our consolidated statement of operations.

(4)   Restructuring

(a) Restructuring as a Result of the Acquisition

Subsequent to the Acquisition, we initiated restructuring activities designed to reduce operating costs and improve the operating and administrative capabilities of the Company. The initial focus was on the Company’s European operations and organizational structure and, to a lesser extent, the operations in

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 in 2004. These charges primarily related to reductions in headcount in Europe due to the reorganization of the Company’s European sales and marketing functions.

In early 2005, we implemented various restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of approximately $24.5 in the first half of 2005. These charges primarily reflect severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations.

These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The charge for environmental remediation in France was initially estimated at $6.4 based on a preliminary study conducted by an environmental engineering firm. We have updated these estimates in coordination with the environmental engineering firm and have determined that our estimate for remediation costs should be $3.9. Accordingly, we have reduced the reserve and goodwill by $2.5 at December 31, 2005. In addition, we have also reduced our severance accruals, primarily in France and the UK, by $1.7 with a corresponding reduction to goodwill.

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of the Acquisition.

	Severance
	and
	termination	Facilities
	benefits	related	Other	Total
Balance as of April 7, 2004	$—	$—	$—	$—
Accruals charged to goodwill	28.2	0.6	0.9	29.7
Cash payments/other	(7.9)	(0.1)	(0.6)	(8.6)
Currency translation changes	0.7	—	—	0.7
Balance as of December 31, 2004	21.0	0.5	0.3	21.8
Accruals charged to goodwill	13.4	10.9	0.2	24.5
Cash payments/other	(24.7)	(0.6)	(0.5)	(25.8)
Revisions to estimates	—	(4.2)	—	(4.2)
Currency translation changes	(2.1)	(1.0)	—	(3.1)
Balance as of December 31, 2005	$7.6	$5.6	$—	$13.2

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(b) Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals related to severance and facility exit costs totaling $20.6 and incurred approximately $2.1 for duplicate expenditures incurred in our UK operations related to the transition and consolidation of certain administrative functions. These duplicate expenditures are included in selling, general and administrative expenses in the accompanying statement of operations.

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance as of January 1, 2005	$—	$—	$—
Accruals charged to earnings by segment
North American Lab	5.7	0.1	5.8
European Lab	11.2	2.6	13.8
Science Education	1.0	—	1.0
Cash payments/other	(8.1)	(2.4)	(10.5)
Balance as of December 31, 2005	$9.8	$0.3	$10.1

At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities. At December 31, 2004, our aggregate restructuring liabilities of $21.8 were included in accrued expenses.

(5)   Business Combinations and Acquisitions

(a) Acquisition of VWR International Corporation by CDRVA

On February 15, 2004, Merck KGaA and CDRVA entered into a Stock Purchase Agreement, which was consummated on April 7, 2004. The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in the accompanying financial statements as of and for the year ended December 31, 2004 were preliminary and finalized during 2005.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The excess investment made by CDRVA over the estimates of the fair market value of the identifiable assets and liabilities of the Company as of April 7, 2004 was approximately $859.6 and is summarized below.

Purchase price	$1,669.1
Estimated transaction costs	20.5
Net tangible assets acquired	(268.0)
Intangible assets acquired	(562.0)
Goodwill	$859.6

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company for the periods presented as if the Acquisition had occurred as of January 1, 2003.

	Year Ended December 31,
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

(b) Successor’s Acquisitions of AGB Scientific Ltd., Advanced Instruments Sales & Services, Inc., Technical Service Lab B.V., and Science Education Business

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition.

On April 1, 2005, the Company acquired Advanced Instruments Sales & Services, Inc. (“AI”) for cash consideration of approximately $16.8 and CDRV stock of approximately $0.5. AI performs services and distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition.

On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The excess investment made by the Company over the estimates of the fair market value of the identifiable assets and liabilities for the three acquisitions discussed above and one other minor acquisition was $23.3 and is summarized below.

Purchase price, including $0.5 of CDRV stock	$45.0
Transaction costs	1.5
Net tangible assets acquired	(9.3)
Intangible assets acquired	(13.9)
Goodwill	$23.3

Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

On June 1, 2004, our Science Education segment acquired certain assets of a business that focuses on providing math kits and supplies primarily to the publisher textbook market for approximately $2.7.

Cash consideration for these acquisitions was funded from cash and cash equivalents on hand.

(c) Predecessor’s Acquisition of VWRSP in 1995 and 1999

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

Interest expense was recorded on pushdown debt based upon Merck KGaA’s intercompany interest rates, which were not necessarily indicative of rates VWR would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on pushdown debt, has been included in the statements of operations and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(d)  Goodwill and Other Intangible Assets

The following table provides a summary of goodwill established as of the Acquisition and a roll forward of goodwill to December 31, 2005 as reflected in the accompanying consolidated balance sheets.

	North American Lab	European Lab	Science Education	Total
Balance as of April 7, 2004 from Acquisition	$627.0	$164.3	$68.3	$859.6
Changes as a result of purchase accounting adjustments for the Acquisition	4.5	8.9	0.9	14.3
Currency translation changes	13.5	19.6	—	33.1
Balance as of December 31, 2004	645.0	192.8	69.2	907.0
Changes as a result of purchase accounting adjustments for the Acquisition:
Restructuring charges, net of tax	1.1	19.2	0.2	20.5
Curtailment of benefit plans, net of tax(1)	(12.1)	—	—	(12.1)
Other adjustments, net(2)	0.8	(4.9)	(1.6)	(5.7)
2005 acquisitions(3)	7.3	16.0	—	23.3
Currency translation changes	5.2	(28.1)	(0.1)	(23.0)
Balance as of December 31, 2005	$647.3	$195.0	$67.7	$910.0

(1)          During the first quarter of 2005, the Company finalized its plans with regard to the curtailment of certain U.S. benefit plans. In accordance with EITF 95-3, the curtailment gains of $12.1, net of tax, were recorded as reductions to goodwill. See Note 13 for further information.

(2)          Other adjustments, net include the favorable resolution of certain pre-Acquisition tax contingencies of $3.6 and a charge of $4.5 that represents an adjustment to deferred  taxes originally established in North American Lab; reductions to restructuring liabilities for environmental remediation and severances (See Note 4(a)) of $4.2 as well as a reduction to retirement benefit liabilities of $0.6 in European Lab; and other minor adjustments to purchase price allocation.

(3)          The Company has completed its purchase price allocations for the AI and AGB acquisitions that were acquired on April 1, 2005 and has preliminarily determined its purchase price allocation for its acquisition of TSL that was acquired on July 1, 2005. Ultimate consideration related to the AGB acquisition is still under negotiation and has not been finalized. Accordingly, further adjustment to goodwill may be required once these negotiations are concluded.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted-Average
	Amortization Period	December 31,
	(Years)	2005	2004
Amortizable intangible assets:
Customer relationships in North America (net of accumulatedamortization of $13.2 and $5.5, respectively)	32.8	$232.7	$238.2
Customer relationships in Europe (net of accumulated amortization of $6.3 and $3.0, respectively)	20.5	69.5	75.4
Chemical supply agreements (net of accumulated amortization of $5.2 and $2.5, respectively)	10.0	24.2	31.0
Other (net of accumulated amortization of $0.4 and $0.2, respectively)	2.2	0.8	2.4
Total amortizable intangible assets (net of accumulated amortization of $25.1 and $11.2, respectively)		327.2	347.0
Unamortized intangible assets:
Trademarks and tradenames		225.5	223.8
Total intangible assets, net		$552.7	$570.8

Amortization expense for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7 – December 31, 2004	January 1 – April 6, 2004	Year Ended December 31, 2003
Amortization expense	$14.8	$10.6	$0.4	$1.0

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2006	$15.0
2007	14.3
2008	14.3
2009	14.3
2010	14.3
Thereafter	255.0
$327.2

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(6) Investments

VWR has a 24% equity investment in an independent distribution company. The carrying amount of VWR’s 24% investment (accounted for under the equity method) was $7.4 and $8.3 as of December 31, 2005 and December 31, 2004, respectively. Equity income, included in other (income) expense, net for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7– December 31, 2004	January 1– April 6, 2004	Year Ended December 31, 2003
Equity income	$0.5	$0.4	$0.1	$0.6

The Company believes that its equity investment does not qualify as a variable interest entity, as defined in December 2003 by the FASB with its issuance of revised Interpretation No. 46, Consolidation of Variable Interest Entities.

(7) Fair Value of Financial Instruments

VWR’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivables, accounts payable, short- and long-term debt, foreign currency forward contracts and an interest rate cap.

The carrying amounts for cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.

The table below shows the carrying amounts and estimated fair values of our fixed rate long-term note debt instruments. The fair values of these instruments were estimated based on quotes from a bond trader making a market in these debt instruments.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes—6 7/8%	$200.0	$198.5	$200.0	$209.0
Unsecured Senior Subordinated Notes—8%	320.0	318.4	320.0	328.0
	$520.0	$516.9	$520.0	$537.0

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The tables below show our outstanding foreign currency forward contracts, fair value of the outstanding contracts and pre-tax loss from settled contracts included in cost of goods sold for each of the reporting periods. The fair value of the foreign currency forward contracts was estimated based on period-end spot rates.

	December 31,
	2005	2004
Outstanding contracts (notional value)	$47.0	$42.1
Fair value of contracts	(0.7)	(1.4)

	Successor		Predecessor
	Year Ended December 31, 2005	April 7– December 31, 2004	January 1– April 6, 2004	Year Ended December 31, 2003
Pretax loss	$(1.5)	$(0.4)	$(0.1)	$(0.7)

The fair value of the Company’s interest rate cap is not material.

VWR’s financial instruments are spread across a number of financial institutions whose credit ratings we monitor and believe do not currently carry any risk of non-performance. None of the off-balance-sheet financial instruments would result in a significant loss to VWR and its subsidiaries if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the extent of unrealized gain on any contract.

(8) Inventories

Inventories consist of purchased goods for sale and are valued at the lower of cost or market. The table below shows the percentage determined using the LIFO method and amount that LIFO cost is greater or (less) than current cost for each period.

	December 31,
	2005	2004
Percent using LIFO method	61%	62%
Amount (less than) greater than current cost	$(1.4)	$0.1

The cost of the remaining inventories is determined using the average cost or FIFO methods.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(9) Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2005	2004
Land	$13.0	$12.6
Buildings and improvements	78.3	68.5
Equipment and computer software	94.4	83.6
Capital additions in process	6.0	4.9
	191.7	169.6
Less accumulated depreciation	(34.9)	(15.2)
Net property and equipment	$156.8	$154.4

Depreciation expense for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7 – December 31, 2004	January 1 – April 6, 2004	Year Ended December 31, 2003
Depreciation expense	$19.1	$15.2	$8.5	$31.9

(10) Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2005	2004
Other accrued expenses	$46.2	$41.8
Employee-related accruals	33.3	48.0
Restructuring-related accruals	16.6	21.8
Income taxes payable	16.0	11.5
Accrued interest	14.9	13.5
Current portion of pension liabilities	10.1	—
Deferred income taxes	6.3	13.8
	$143.4	$150.4

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(11) Debt

The following is a summary of our debt obligations:

	December 31,
	2005	2004
Senior Secured Credit Facility	$537.1	$559.5
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
Loan from CDRV Holdings, Inc.	0.6	0.7
Bank loans	0.3	11.9
Capital leases	5.8	7.1
Total debt	1,063.8	1,099.2
Less short-term portion	(45.5)	(12.9)
Total long term-portion	$1,018.3	$1,086.3

The following table summarizes the maturities of our debt obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Senior Secured Credit Facility	$44.4	$5.0	$5.0	$5.0	$241.8	$235.9	$537.1
6 7/8% Unsecured Senior Notes due 2012	—	—	—	—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—	—	—	—	—	320.0	320.0
Loan from CDRV Holdings, Inc.	—	—	—	—	—	0.6	0.6
Bank loans	0.3	—	—	—	—	—	0.3
Capital leases	0.8	0.8	0.6	0.7	0.6	2.3	5.8
Total	$45.5	$5.8	$5.6	$5.7	$242.4	$758.8	$1,063.8

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $687.1 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding at €132.7 million (or approximately $157.2 and $179.6 on a U.S. dollar equivalent basis as of December 31, 2005 and December 31, 2004, respectively), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes. As of December 31, 2005, we had $11.6 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $138.4.

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amount of the term loans are amortized in annual installments for the first six years

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

and quarterly installments during the seventh year, subject to adjustment if the Company makes optional or mandatory prepayments on the term loans.

Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met. A payment of $44.4 is due in March 2006 based on excess cash flow (as defined) generated in 2005. This amount has been included in short-term bank debt in our consolidated balance sheet at December 31, 2005.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by our parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of December 31, 2005, none of the domestic subsidiaries of VWR met the definition of significant under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are also secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of December 31, 2005, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 6.69% and 4.94%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminates on July 21, 2006. The 3-month EURIBOR rate was approximately 2.5% as of December 31, 2005.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Covenants

Our Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit facility requires us to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of December 31, 2005, the Company was in compliance with all covenants.

(b) The Senior and Senior Subordinated Notes

The 6 7/8 % Unsecured Senior Notes mature on April 15, 2012. The 8% Unsecured Senior Subordinated Notes mature on April 15, 2014. Both the senior and senior subordinated notes require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The senior subordinated notes are subordinated in right of payment to all secured debt of the Company and the senior notes.

Under the Senior Indenture and the Senior Subordinated Indenture, additional securities may be issued in one or more series from time to time, subject to certain covenant limitations.

(c)                  Bank Loans

Bank loans consist of amounts owed by certain European subsidiaries that are operating with and without formal agreements with foreign banks to fund short-term needs. The bank loans had an average interest rate of 5.4% and 2.8% as of December 31, 2005 and December 31, 2004, respectively. This debt was assumed in connection with the Acquisition. VWR had no financial covenants related to bank loans as of December 31, 2005.

 (d)              Interest on Push Down Debt

The push down debt reflected the debt incurred by Merck KGaA as a result of its acquisition of VWRSP. The push down debt was classified as long-term because Merck KGaA had represented it would not require payment on the debt before 12 months. The average interest rate on the push down debt was 2.0% for the period January 1, 2004 to April 6, 2004 and for the year ended December 31, 2003. This interest rate reflects the rate charged by Merck KGaA related to intercompany borrowing. This debt was extinguished in connection with the Acquisition.

(e)                  Interest on Loans from Merck KGaA and Affiliates

Prior to the Acquisition, VWR had various loans with Merck KGaA and its affiliates. Interest expense and average interest rate on these loans was $1.4 and 2.6% for the period January 1, 2004 to April 6, 2004 and $8.3 and 2.8% for the year ended December 31, 2003. This debt was extinguished in connection with the Acquisition.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(12)   Income Taxes

Taxes on income before cumulative effect of a change in accounting principle are based on income before income taxes as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31
	2005	2004	2004	2003
United States	$32.2	$26.7	$20.0	$65.4
Foreign	40.6	28.7	15.8	45.9
Total	$72.8	$55.4	$35.8	$111.3

The provision for income taxes is as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Current:
Federal	$4.5	$4.6	$10.1	$18.3
State	0.5	1.6	0.5	2.5
Foreign	21.2	14.3	5.2	17.5
	26.2	20.5	15.8	38.3
Deferred:
Federal	10.5	4.5	0.3	8.1
State	2.6	0.2	—	2.9
Foreign	(8.3)	(1.7)	0.6	3.0
	4.8	3.0	0.9	14.0
Tax benefit on push down debt interest	—	—	(1.6)	(6.1)
Total tax provision	$31.0	$23.5	$15.1	$46.2

The tax benefit on push down debt interest is a non-cash benefit, which is recorded in the statements of stockholders’ equity.

The reconciliation of tax computed at the U.S. federal statutory tax rate of 35% on income before income taxes and cumulative effect of a change in accounting principle to the actual income tax provision is as follows:

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Statutory tax expense	$25.5	$19.4	$12.6	$39.0
State income taxes net of federal tax benefit	2.0	1.1	0.1	2.7
Foreign rate differential	(0.8)	(1.9)	—	(1.5)
Nondeductible expenses	1.0	2.2	0.4	1.6
Change in valuation allowance	2.7	2.8	2.2	3.1
Other, net	0.6	(0.1)	(0.2)	1.3
Total tax provision	$31.0	$23.5	$15.1	$46.2

Deferred tax liabilities and assets are comprised of the following:

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$14.1	$13.2
Goodwill amortization	20.8	6.0
Intangibles	207.3	217.5
Inventory valuation	18.6	13.6
Tax-exempt reserves	—	2.9
Total deferred tax liabilities	260.8	253.2
Deferred tax assets:
Pensions	25.0	26.6
Other compensation benefits	5.1	5.0
Net operating loss carryforwards	22.2	16.0
Foreign tax credit carryforwards	3.3	3.5
Inventory overhead capitalization	3.0	1.5
Accrued expenses	5.5	7.9
Receivables	1.9	1.9
Other, net	0.5	0.8
	66.5	63.2
Valuation allowances	(21.8)	(21.6)
Total deferred tax assets, net of
valuation allowances	44.7	41.6
Net deferred tax liabilities	$216.1	$211.6

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Deferred income taxes have been classified in the consolidated balance sheets as follows:

	December 31,
	2005	2004
Deferred tax asset—current (incuded in other current assets)	$(18.1)	$(8.9)
Deferred tax asset—noncurrent	(5.6)	(34.4)
Deferred tax liability—current (included in accrued expenses)	6.3	13.8
Deferred tax liability—noncurrent	233.5	241.1
Net deferred tax liability	$216.1	$211.6

VWR evaluates the realizability of deferred tax assets taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period, and other circumstances. Valuation allowances have been recorded for deferred tax assets related to foreign net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that are not expected to be realized. As of December 31, 2005, the Company had valuation allowances of $13.9 related to pre-Acquisition foreign operating losses and tax credit carryforwards. Should such losses ultimately be recovered, the resultant reduction in the valuation allowance will be recorded as a reduction to goodwill. With respect to the remaining deferred tax assets, management believes it is more likely than not that VWR will realize the benefits of these deductible differences, net of the existing valuation allowances.

Neither income taxes nor foreign withholding taxes have been provided on approximately $82.7 of cumulative undistributed earnings of foreign subsidiaries at December 31, 2005. These earnings are considered permanently invested in the business and, under the tax laws, are not subject to such taxes until distributed.

As of December 31, 2005, VWR has U.S. state net operating loss carryforwards of approximately $18.0 that expire at various times through 2025. In addition, VWR has foreign net operating loss carryforwards of approximately $64.0, $7.0 that begin to expire in 2013 and another $57.0 that have indefinite expirations. As of December 31, 2005, foreign tax credit carryforwards of $3.3 will expire at various times through 2015.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA contains certain tax provisions that may impact us over the next several years as those provisions become effective. We reviewed these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. Specifically, the AJCA provides for exclusion for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated as dividends, as defined in the AJCA. As a result of our review, we elected not to repatriate any unremitted foreign earnings.

The Company participates in the filing of consolidated federal and certain state combined income tax returns with our ultimate parent, CDRV. Based on provisions of the Company’s tax sharing agreement and our bank credit agreement, the Company remits to CDRV the lower of the current tax liability of the Company or the current tax liability as reflected on the CDRV consolidated or combined federal or state tax returns. As of December 31, 2005, the Company has accrued income taxes payable of $4.5 due to CDRV under the tax sharing arrangement. No payments were made during 2005 and the Company expects no payments will be made in 2006.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(13) Benefit Programs

VWR sponsors various retirement plans for most full-time employees. During 2004, we launched a comprehensive study of our U.S. employee benefit programs. The study was designed to both benchmark our benefits from a competitive perspective and assess the balance of the program components in terms of employee needs. The Board of Directors approved a number of benefit changes during February 2005 that were implemented effective June 1, 2005. The most significant changes involved the curtailment of our U.S. defined benefit plan, improvements in the rate of employer matching contributions to our defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and the elimination of carryover vacation days by the end of 2006. These changes are expected to modestly reduce our benefit costs, prospectively.

(a) U.S. Defined Benefit Plan

Pension plan benefits for the defined benefit plan are based primarily on participants’ compensation and years of credited service. It has been VWR’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plan.

As a result of the decision to curtail the plan discussed above, future benefits were frozen effective May 31, 2005 for most participants. Most participants will earn no further benefits under the plan after that date. As a result, there was a reduction in the plan’s projected benefit obligation of $19.4 that was recorded as a reduction to pension liabilities. Goodwill and deferred tax assets were reduced by $11.9 and $7.5, respectively.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

VWR uses a December 31 measurement date for the plan. The change in benefit obligation, change in plan assets, and reconciliation of funded status of VWR’s defined benefit plan that previously covered substantially all of its U.S. employees, except for employees covered by independently operated collective bargaining plans, were as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–
	December 31,	December 31,	April 6,
	2005	2004	2004
Change in benefit obligation:
Benefit obligation—beginning of period	$151.9	$134.9	$132.3
Service cost	4.6	5.0	1.8
Interest cost	8.2	5.9	2.2
Actuarial loss (gain)	9.5	8.6	(0.3)
Benefits paid	(4.4)	(2.5)	(1.1)
Curtailment	(19.4)	—	—
Benefit obligation—end of period	$150.4	$151.9	$134.9
Change in plan assets:
Fair value of plan assets—beginning of period	$105.1	$94.7	$93.1
Actual gain on plan assets	6.4	6.8	2.7
Company contributions	—	6.1	—
Benefits paid	(4.4)	(2.5)	(1.1)
Fair value of plan assets—end of period	$107.1	$105.1	$94.7
Reconciliation of funded status:
Unfunded status	$(43.3)	$(46.8)	$(40.2)
Unrecognized net loss	19.0	7.3	54.4
Unrecognized prior service cost	—	—	0.5
(Accrue) prepaid benefit cost—end of period	$(24.3)	$(39.5)	$14.7

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2005	2004
Accrued expenses	$(8.5)	$—
Other long-term liabilities	(32.9)	(39.5)
Accumulated other comprehensive income	17.1	—
Net amount recognized at end of year	$(24.3)	$(39.5)

The accumulated benefit obligation was $148.5 and $129.2 at December 31, 2005 and 2004, respectively.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Net periodic pension cost includes the following components:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Service cost	$4.6	$5.0	$1.8	$5.7
Interest cost	8.2	5.9	2.2	7.4
Expected return on plan assets	(8.5)	(5.6)	(2.5)	(9.3)
Amortization of prior service cost	—	—	—	0.1
Recognized net actuarial loss	—	—	0.8	1.6
Net periodic pension cost	$4.3	$5.3	$2.3	$5.5

In addition to the net periodic cost above, the following increases in minimum liability are included in other comprehensive income:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Increase in minimum liability included in other comprehensive income	$17.1	$—	$—	$2.0

The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Discount rate for benefit obligation	5.65%	5.90%	6.25%	6.25%
Discount rate for net periodic pension cost	5.90%	6.25%	6.25%	6.90%
Expected rate of return on plan assets for net periodic pension cost	8.25%	8.25%	9.00%	9.00%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%

We select our discount rate by developing a portfolio of bonds available as of year end with Moody’s or Standard & Poor’s ratings of “Aa” or “AA”, respectively, or better with cash flows that match the expected benefit payment stream of the plan. The yield from this portfolio is then used as our benchmark ceiling in setting our discount rate. At December 31, 2005 the portfolio yield was 5.92% and we selected 5.65% to adjust for any differences between the terms of the bonds and the actual future benefit payments.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The table below shows the asset allocation target range and the December 31, 2005 and 2004 positions for each asset class:

	Target
	range at
	December 31,	December 31,
	2005	2005	2004
Domestic equity funds	40%-60%	61%	59%
Fixed income fund	20%-30%	25%	25%
International equity fund	0%-10%	11%	10%
Money market funds	0%-20%	3%	6%
		100%	100%

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

The Company expects to make contributions to the plan of approximately $8.5 in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid:

2006	$4.4
2007	4.8
2008	5.2
2009	5.7
2010	6.1
2011–2015	38.5

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(b) Other U.S. Benefit Plans

VWR also sponsors defined contribution plans and a supplemental pension plan for certain senior officers. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plan were as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Defined contribution plans	$3.5	$1.6	$0.6	$2.0
Union-sponsored plans	1.9	1.3	0.4	0.9
Supplemental pension plan	0.3	0.4	0.2	0.7

VWR provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2005	2004
Postretirement benefit obligations	$2.8	$2.6
Weighted average discount rate	5.65%	5.90%
Health care cost trend rate assumed for next year	11.00%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2005 by approximately $0.5.

(c) Non-U.S. Benefit Plans

VWR has defined benefit pension plans at various foreign subsidiaries. Our significant Non-U.S. defined benefit plans are in Germany, the UK and France.

Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Prior to the Acquisition, our UK subsidiary had employees that participated in Merck KGaA sponsored defined benefit pension plans, which were treated as multiemployer plans. VWR’s contributions to these multiemployer plans were $0.2 for the period January 1, 2004 to April 6, 2004 and $1.9 for the year ended December 31, 2003. In connection with the Acquisition, Merck KGaA agreed to deliver fully funded plans to VWR if VWR withdrew from Merck KGaA sponsored defined benefit pension plans. Effective April 7, 2004, VWR withdrew from the Merck KGaA sponsored plans and our UK subsidiary established two defined benefit plans to provide for the benefits previously covered under the Merck KGaA sponsored defined benefit plans. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

In addition, VWR has several small defined benefit pension plans at other locations. VWR uses a December 31 measurement date for these plans. Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–
	December 31,	December 31,	April 6,
	2005	2004	2004
Change in benefit obligation:
Benefit obligation—beginning of period	$84.1	$25.4	$22.7
Acquisition of UK plan obligation	—	48.9	—
Service cost	3.4	1.7	0.1
Interest cost	4.0	1.0	0.3
Plan participants’ contributions	0.5	0.3	—
Actuarial loss	10.9	2.4	0.1
Benefits paid	(3.8)	(1.2)	(0.3
Currency translation changes	(10.2)	5.6	(0.9
Benefit obligation—end of period	$88.9	$84.1	$22.0
Change in plan assets:
Fair value of plan assets - beginning of period	$55.5	$1.6	$1.6
Contribution of assets for UK plan	—	48.9	—
Actual gain on plan assets	9.5	0.9	0.1
Company contributions	2.6	1.9	0.2
Plan participants’ contributions	0.5	0.3	—
Benefits paid	(3.0)	(0.7)	(0.2)
Currency translation changes	(6.3)	2.6	(0.1)
Fair value of plan assets—end of period	$58.8	$55.5	$1.6
Reconciliation of funded status:
Unfunded status	$(30.1)	$(28.6)	$(20.4)
Unrecognized net loss	5.9	1.8	—
Accrued benefit cost—end of period	$(24.2)	$(26.8)	$(20.4)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2005	2004
Other long-term assets	$0.2	$0.1
Accrued expenses	(1.6)	—
Other long-term liabilities	(24.8)	(26.9)
Accumulated other comprehensive income	2.0	—
Net amount recognized at end of year	$(24.2)	$(26.8)

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The combined accumulated benefit obligation was $81.7 and $74.5 at December 31, 2005 and 2004, respectively.

Combined net periodic pension cost includes the following components:

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Service cost	$3.4	$1.7	$0.1	$0.4
Interest cost	4.0	1.0	0.3	1.2
Expected return on plan assets	(3.5)	(0.1)	—	(0.1)
Recognized net actuarial loss	0.1	—	—	0.1
Net periodic pension cost	$4.0	$2.6	$0.4	$1.6

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Discount rate for benefit obligation	4.56%	5.05%	5.72%	5.83%
Discount rate for net periodic pension cost	5.05%	5.49%	5.83%	5.64%
Expected rate of return on plan assets for net periodic pension cost (French and UK Plans only)	6.58%	6.49%	3.50%	3.00%
Assumed annual rate of compensation increase for benefit obligation	3.19%	3.36%	3.00%	3.00%
Assumed annual rate of compensation increase for net periodic pension cost	3.36%	3.54%	3.00%	2.71%

The Company expects to make contributions to the French and UK plans of approximately $1.6 in 2006.

The table below shows the combined asset allocation target and the combined December 31, 2005 and 2004 positions for each asset class:

	Target at
	December 31,	December 31,
	2005	2005	2004
Equity securities	67%	67%	63%
Debt securities	33%	33%	32%
Other	0%	0%	5%
		100%	100%

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$2.2
2007	2.1
2008	2.2
2009	2.3
2010	3.3
2011–2015	16.6

(d) Other Non-U.S. Postemployment Benefits

Certain of VWR’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave VWR, regardless of their reason for leaving. VWR estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $1.6 and $2.0 at December 31, 2005 and 2004, respectively.

(14)   Stock Incentive Plan

In connection with the Acquisition, CDRV, our ultimate parent company, adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, CDRV’s board of directors may grant rights to purchase shares of CDRV common stock and options to purchase shares of CDRV common stock to any of our executive officers or other employees, including our named executive officers. Under the Stock Plan, the board of directors may also grant shares of CDRV common stock, rights to purchase shares of CDRV common stock and other share-based awards to our non-employee directors. Initially, a total of 1,300,000 shares of CDRV common stock were made available for all types of awards under the Stock Plan. However, the number of available shares was automatically reduced by shares covered by awards offered but not granted as part of our initial grants following the Acquisition. Shares subject to options that are forfeited, canceled or otherwise terminated will again be available for grant under the Stock Plan. As a result of the reduction, 909,271 shares of CDRV common stock are available for all types of awards under the Stock Plan. Based on shares outstanding, options outstanding and restricted units granted as of December 31, 2005, there are 150,782 shares available for future awards.

Shares purchased by our officers and employees under the Stock Plan may, at CDRV’s discretion, be repurchased by CDRV and/or CD&R Fund VI for their fair market value upon a participant’s termination of employment prior to a public offering. All participants may also be required to sell their shares at the same price and on the same terms as CD&R Fund VI, if CD&R Fund VI enters into certain transactions with a third-party purchaser at any time before there is a public market for the shares of CDRV.

For periods prior to January 1, 2006, the Company has accounted for any stock options or awards granted to the Company’s employees under the Stock Plan in the Company’s financial statements in accordance with AICPA Accounting Interpretation 1, Stock Plans Established by a Principal Shareholder, of APB No. 25. Accordingly, the Company has accounted for awards under the Stock Plan using the intrinsic value guidance in APB No. 25. Refer to Note 2(o) for disclosure of the pro-forma effect on net income for stock-based awards as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Also, refer to Note 2(v) for further information concerning the Company’s accounting for stock options after December 31, 2005.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Initial Offering in 2004

Shortly after the Acquisition, CDRV made an initial offering of awards under the Stock Plan to certain of our officers and employees. Such participants were offered the opportunity to purchase shares of CDRV common stock for a purchase price per share, which we believe was the fair market value of a share on the offer date and equal to the fair market value as of the acquisition date. Those employees who are not also executive officers of ours were offered financing assistance to help purchase their shares of common stock, either through a loan facility that we arranged through a third-party financial institution or, in certain limited circumstances, directly from us. As part of the offer, participants who elected to purchase a number of shares within the range of shares offered to them were granted options under the Stock Plan to purchase two additional shares of CDRV common stock (certain of our named executive officers at that time were granted options to purchase three shares for each share they purchased). All options were granted with an exercise price per share, which we believe was equal to the fair market value of CDRV’s common stock on the date of grant. The options granted will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date.

As part of this initial offering, directors who are not also our employees or associated with Clayton, Dubilier & Rice (“CD&R”) were each offered the opportunity to purchase up to 2,500 shares of CDRV common stock. Such directors were not offered options.

As of December 31, 2004, CDRV had closed the initial offering in respect of 198 of our officers and employees, and 4 of our directors. In the initial offering, these officers, employees, and directors purchased a total of 239,835 shares and were granted options to purchase 485,990 shares under the Stock Plan. Upon the closing of the offering, the net proceeds of approximately $23.7 were paid to CDRV, who in turn contributed the $23.7 to the Company as an additional investment. No additional shares were issued by the Company for this capital contribution. Because the option exercise price equaled the fair market value per share of CDRV common stock at the time of grant, no compensation expense related to the stock options is reflected in the Company’s income statement. In connection with the December 16, 2004 offering of the Senior Discount Notes by CDRV, the net proceeds of the offering were paid as a special dividend to CDRV stockholders and the original exercise price of $100.00 per share for each option was adjusted to $50.52 per share pursuant to the antidilution provision of the Stock Plan. As a result of the special dividend distribution, the Company recorded compensation expense of approximately $1.2.

Offerings in 2005

During 2005, CDRV offered certain of our officers and employees the opportunity to purchase shares of CDRV common stock for a purchase price equal to $56.00 per share, which we believe was the fair market value of a share on the offer date. Those participants who are not also executive officers were offered financing assistance to help purchase their shares through a loan facility that we arranged through a third-party financial institution. Consistent with the initial offering in 2004, participants were granted options to purchase two additional shares of CDRV common stock for each share they purchased. The terms of these options are the same as the options granted in 2004.

During 2005, CDRV closed offerings in respect of 18 of our officers and employees, and 1 of our directors. These officers, employees, and director purchased a total of 23,407 shares and were granted

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

options to purchase 45,920 shares. Upon the closing of these offerings, the proceeds of approximately $1.3 were paid to CDRV, who in turn contributed the $1.3 to the Company as an additional investment. In connection with the acquisition of AI during 2005, discussed in Note 5(b), CDRV issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares. Because the option exercise price equaled the fair market value per share of CDRV common stock at the time of grant, no compensation expense related to the stock options is reflected in the Company’s income statement.

In November 2005, in connection with the hiring of our new President and Chief Executive Officer, CDRV offered this executive officer the opportunity to purchase 35,714 shares of CDRV common stock for a purchase price of $56.00 per share. We believe the fair market value of a share on the offer date was $75.00 per share. As a result of this discount we recorded compensation expense of $0.7 using the intrinsic value guidance in APB No. 25. As of December 31, 2005, this executive officer had not acquired any shares.

We recognize compensation expense for the CDRV stock options granted to our employees, which are considered fixed awards with pro-rata vesting, on a straight-line basis.

Information regarding CDRV stock options granted to our employees under the Stock Plan is as follows:

	Year Ended		April 7 -
	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding—beginning of period	484,590	$50.52	—	$—
Granted	63,778	56.00	485,990	50.52
Canceled/Forfeited	(64,640)	50.52	(1,400)	—
Outstanding—end of period	483,728	$51.24	484,590	$50.52
Exercisable at end of period	85,398	$50.52	—	$—
Weighted average fair value of options granted		$25.56		$15.58

The following is a summary of outstanding CDRV stock options as of December 31, 2005.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$50.52	419,950	8.8	85,398
56.00	63,778	9.3	—
	483,728		85,398

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Guaranteed Loans

In connection with the loan facility we arranged through a third-party financial institution, we have guaranteed an aggregate principal amount of $2.6 and $2.9 as of December 31, 2005 and 2004, respectively. The Company would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature on November 5, 2008 and bear interest at the one month LIBOR plus 2.05%. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has determined that the obligation for the fair value of the guarantee is immaterial. We recorded compensation expense and a corresponding increase in paid-in-capital of $0.1, for the period April 7, 2004 to December 31, 2004 for the favorable interest rate provided to individuals who have utilized the loan facility.

Given our guarantee of the loan balances, we have considered the proceeds received from the sale of the CDRV common stock to represent an obligation that may be redeemable upon the occurrence of an event that is not within our control in accordance with Accounting Series Release No. 268 issued by the SEC. Therefore, to the extent the loans guaranteed by the Company are outstanding, we have presented the balance that may become due under the guarantee outside of stockholders’ equity. As loans are repaid by the employees, the amount classified outside of stockholders’ equity is reclassed to additional paid-in capital.

Direct Loans

In connection with the initial offering in 2004, the Company provided direct loans of $0.3 to non-executive employees of the Company that were used to purchase shares. These loans have been shown as contra-equity in the Company’s financial statements thereby reducing the paid-in-capital. As these loans are repaid, the contra-equity balance is reduced and additional paid-in capital is increased.

Capital Contributions

Capital contributions for the reporting periods subsequent to the Acquisition consist of the following:

	Year Ended	April 7 -
	December 31,	December 31,
	2005	2004
Issuance of CDRV common stock for cash, net of fees	$1.3	$20.6
Issuance of CDRV common stock in connection with AI acquisition	0.5	—
Issuance of CDRV common stock for Board of Director service	0.3	0.1
Equity compensation expense related to CDRV common stock	1.4	0.8
	$3.5	$21.5

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(15)   Grants of Restricted Stock Units

In 2004, CDRV granted 5,000 CDRV restricted stock units to one of our executive officers that would have vested on the seventh anniversary of his commencement of employment with the Company. The restricted units would have vested earlier in certain circumstances if the Company underwent a public offering or if we were sold to a third party unrelated to CD&R. The granting of these units has been reflected in the December 31, 2004 financial statements by increasing additional paid-in capital by $0.3 and a contra-equity account of unamortized value of restricted stock issued of $0.3. The unearned compensation was being amortized as compensation expense over the seven-year vesting period of the restricted units granted. As a result of this executive’s resignation in December 2005, the compensation expense previously recorded and the $0.3 increases to additional paid-in capital and the contra-equity account of unamortized value of restricted stock issued have been reversed in the December 31, 2005 financial statements.

In 2005, CDRV granted 21,333 CDRV restricted stock units with a total fair value of approximately $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will all vest earlier in certain circumstances if the Company undergoes a public offering or if we are sold to a third party unrelated to CD&R. The granting of these units has been reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. The unearned compensation is being amortized as compensation expense over the five-year vesting period of the restricted units granted.

(16)   Commitments and Contingencies

VWR leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Rental expense	$33.4	$24.9	$9.1	$29.5

Future minimum lease payments as of December 31, 2005, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Years ended December 31:
2006	$23.8
2007	19.8
2008	16.4
2009	12.5
2010	11.0
Thereafter	30.7
Total minimum payments	$114.2

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

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

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting feedback in connection with this matter. At the current time we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $29.4 on a U.S. dollar equivalent basis as of December 31, 2005) related to our European Distribution Agreement with Merck KGaA. As of December 31, 2005, the unamortized net book value of these intangible assets is approximately  €20.4 million (or $24.2 on a U.S. dollar equivalent basis).

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by a former supplier alleging a breach of contract and unliquidated damages. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

(17)   Transactions with Related Parties (Merck KGaA was a Related Party Prior to the Acquisition)

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

(b)   Purchases from Merck KGaA

VWR purchases certain chemical products for resale from Merck KGaA for which it pays Merck KGaA in the normal course of business. VWR and Merck KGaA have entered into two contracts that provide for VWR to be the exclusive distributor of certain Merck KGaA products in certain countries (territories) and the non-exclusive distributor in certain other territories. These two contracts for North American and European territories expire on April 6, 2009 and may be extended for an additional five-year term subject to the occurrence of certain conditions.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. These distribution agreements in Europe and North America are exclusive and non-exclusive, respectively. In addition, we have entered into a supply agreement with Merck KGaA, pursuant to which it has agreed to continue to manufacture certain of our private label products for a period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the UK, and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA-branded products to the extent that the conversion would be economically equivalent to us.

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

(e) Other Services Provided by VWR and by Merck KGaA

We and Merck KGaA have historically performed corporate services for each other, including certain financial and administrative functions. In order to maintain continuous and efficient operations following the completion of the Acquisition, we have entered into a transition services agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years from April 7, 2004, although the recipient of the services has in most cases, the right to terminate individual services upon notice. Certain services may be terminated on an earlier date. If any required third-party consent is not obtained, we may no longer benefit from certain group rates available to Merck KGaA. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition.

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following table summarized the transactions between VWR and Merck KGaA during the periods when VWR was a wholly-owned subsidiary of Merck KGaA:

	January 1–	Year Ended
	April 6,	December 31,
	2004	2003
Sales to Merck KGaA, included in net sales	$8.4	$29.1
Purchases from Merck KGaA, included in cost of goods sold and inventory	80.7	261.6
Services provided by Merck KGaA, included in selling, general and administrative expenses	3.3	16.4
Services provided to Merck KGaA, included in selling, general and administrative expenses	1.5	4.4

Merck KGaA continues to be a significant supplier to VWR. Purchases from Merck KGaA, included in cost of goods sold and inventory, were approximately $288.7 for the year ended December 31, 2005 and $204.9 for the period April 7, 2004 to December 31, 2004.

The purchases from Merck KGaA discussed above for prior periods have increased from amounts previously reported because prior amounts excluded costs for a gross margin sharing arrangement in North America that are now included for all reporting periods.

(f) Transactions with Clayton, Dubilier & Rice, Inc.

Under the terms of a consulting agreement between the Company and CD&R dated April 7, 2004 the Company paid CD&R $18.0 for transaction services rendered in connection with the Acquisition. In addition, the consulting agreement includes an annual consulting fee of $1.5 for financial advisory and management consulting services and a provision that CD&R would be paid an additional fee of $0.5 for any period CD&R provided the Company with an individual to be our Chief Executive Officer. In accordance with this provision we paid CD&R $0.3 in 2005. The consulting agreement terminates upon the earlier of (1) April 7, 2014; (2) the date on which an investment fund managed by CD&R no longer owns, directly or indirectly, any shares of common stock of the Company or its successor company; or (3) upon thirty days written notice of either party.

(g) Services performed by Debevoise & Plimpton LLP

The Company is provided legal services by the above referenced law firm in which one of the members of the Company’s Board of Directors is related to a senior member of that law firm. Total fees for services rendered during 2005 and 2004 were approximately $0.3 and $7.4, respectively.

(h) Services performed by SIRVA, Inc.

The Company is provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Five members of the Company’s Board of Directors are also members of SIRVA’s Board of Directors. SIRVA is a related party because certain funds managed by CD&R, including Clayton, Dubilier & Rice Fund VI Limited Partnership that owns approximately 73% of CDRV’s outstanding

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

common stock as of December 31, 2005, have equity interests in SIRVA. Total expenses incurred with SIRVA during 2005 and 2004 were approximately $1.7 and $1.0, respectively.

(18)   Accounts Payable

VWR maintains a centralized cash management system for certain U.S. accounts payable functions. Accordingly, included in accounts payable at December 31, 2005 and 2004 are approximately $48.9 and $33.9, respectively, of uncleared payments.

(19)   Segment and Geographical Financial Information

VWR reports financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceutical, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net Sales
North American Lab	$1,902.4	$1,350.7	$486.5	$1,734.3
European Lab	1,089.8	752.3	283.0	932.6
Science Education	146.0	109.2	23.7	127.3
Total	$3,138.2	$2,212.2	$793.2	$2,794.2
Operating Income
North American Lab	$91.1	$65.3	$28.5	$82.8
European Lab	38.1	24.1	13.1	35.9
Science Education	14.0	14.7	(0.1)	14.0
Total	$143.2	$104.1	$41.5	$132.7
Capital Expenditures
North American Lab	$10.8	$6.5	$1.2	$9.2
European Lab	6.9	6.2	2.1	7.2
Science Education	0.7	0.4	—	0.2
Total	$18.4	$13.1	$3.3	$16.6
Depreciation and Amortization
North American Lab	$19.8	$15.4	$5.1	$19.3
European Lab	12.7	9.3	3.6	12.6
Science Education	1.4	1.1	0.2	1.0
Total	$33.9	$25.8	$8.9	$32.9

	December 31,
	2005	2004
Assets
North American Lab	$1,685.9	$1,621.5
European Lab	690.6	769.6
Science Education	165.9	159.8
Total	$2,542.4	$2,550.9

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following is a reconciliation of reported operating income by segment to income before income taxes and cumulative effect of a change in accounting principle:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Operating income, as reported
North American Lab	$91.1	$65.3	$28.5	$82.8
European Lab	38.1	24.1	13.1	35.9
Science Education	14.0	14.7	(0.1)	14.0
Total	143.2	104.1	41.5	132.7
Interest income	(2.7)	(0.8)	(0.2)	(1.7)
Interest expense:
Interest on push down debt	—	—	4.1	15.2
All other interest	77.0	51.5	1.7	10.9
Other (income) expense, net	(3.9)	(2.0)	0.1	(3.0)
Income before income taxes and cumulative
effect of a change in accounting principle	$72.8	$55.4	$35.8	$111.3

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net Sales
United States	$1,813.1	$1,322.6	$456.5	$1,683.4
International	1,325.1	889.6	336.7	1,110.8
Total	$3,138.2	$2,212.2	$793.2	$2,794.2

	December 31,
	2005	2004
Long-lived Assets
United States	$1,064.5	$1,108.1
International	612.7	612.0
Total	$1,677.2	$1,720.1
Assets
United States	$1,554.4	$1,522.5
International	998.0	1,028.4
Total	$2,542.4	$2,550.9

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(20)   Unaudited Quarterly Financial Information

	2005–Successor
	First	Second	Third	Fourth(1)
Net sales	$754.1	$794.8	$812.0	$777.3
Gross profit	192.7	200.8	209.6	200.6
Operating income	25.1	32.7	47.3	38.1
Interest expense, net	17.8	18.4	18.7	19.4
Other (income) expense, net	(1.0)	(0.9)	(1.3)	(0.7)
Income before income taxes and cumulative effect of a change in accounting principle	8.3	15.2	29.9	19.4
Cumulative effect of a change in accounting principle	—	—	—	(0.5)
Net income	5.1	9.2	17.6	9.4

(1)          Operating income includes a reduction in accrued bonus of approximately $4.1 and a charge of $1.7 to write-off deferred costs associated with the termination of a customer contract by the Company during the quarter.

	2004
		Second
		Predecessor	Successor
	Predecessor First	April 1– April 6, 2004	April 7– June 30, 2004	Third	Fourth
Net sales	$733.8	$59.4	$676.0	$760.5	$775.7
Gross profit	190.1	15.1	171.1	197.7	190.7
Operating income	38.1	3.4	31.7	41.2	31.2
Interest expense, net	5.3	0.3	15.9	16.9	17.9
Other (income) expense, net	(0.3)	0.4	0.5	(1.1)	(1.4)
Income before income taxes and cumulative effect of a change in accounting principle	33.1	2.7	15.3	25.4	14.7
Net income	19.1	1.6	8.5	13.6	9.8

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers:

Name	Age	Position
John Ballbach	45	President, Chief Executive Officer and Director
Jack Wyszomierski	50	Executive Vice President and Chief Financial Officer
Matthew Malenfant	44	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	47	Senior Vice President and Managing Director of Europe, Lab Distribution and Services
Charles Canfield	56	Senior Vice President, Human Resources
Theodore Pulkownik	48	Senior Vice President of Strategy, Corporate Development and Emerging Markets
Kevin Leak	46	Senior Vice President of Category Management
Jon Michael Colyer	32	Vice President and General Manager of Science Education
B. Charles Ames	80	Director
Joseph F. Eckroth, Jr.	47	Director
Dr. Lewis S. Edelheit	63	Director
Brian P. Kelley	45	Director
Joseph L. Rice, III	74	Director
James W. Rogers	55	Chairman
Axel Ruckert	59	Director
Richard J. Schnall	36	Director
Carl T. Stocker	62	Director
Robert J. Zollars	48	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

John M. Ballbach is our President and Chief Executive Officer, as well as one of our directors, positions he has held since November 2005. Before joining us, Mr. Ballbach was a private investor since April 2004, and President of Ballbach Consulting LLC since June 2004. Prior to that, he was an officer of The Valspar Corporation, and served as its President and Chief Operating Officer from 2002 until January 2004. From 2000 to 2002, Mr. Ballbach served as the Senior Vice President of EPS, Color Corporation and Operations, of The Valspar Corporation. Mr. Ballbach joined the Valspar Corporation in 1990 and had been its group Vice President, Packaging, since 1998. Mr. Ballbach is a member of the Board of Directors and Audit Committee of Celanese Corporation. Mr. Ballbach holds a Bachelor of Arts from Georgetown College and a Masters of Business Administration from the Harvard Business School.

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

Matthew Malenfant is our Senior Vice President, and President of North America, Lab Distribution and Services, a position he has held since January 2006. Mr. Malenfant joined us in 1995 when we acquired Baxter International’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with us, Mr. Malenfant served as our Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as our Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as our Senior Vice President Global Marketing from 2004 to 2005, and as our Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant graduated from Arizona State University in 1985 with a Bachelor of Arts in Marketing and a Bachelor of Science in Communication.

Manuel Brocke-Benz is our Senior Vice President & Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. Mr. Brocke-Benz joined the company in 1987. Prior to assuming his present position Mr. Brocke-Benz served as our Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as our Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001 he served as General Manager Benelux countries, VP European Key Accounts, VP European Marketing and Corporate Senior VP Global E-business. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany.

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

Kevin Leak is our Senior Vice President of Category Management, a position he has held since January 2006. Mr. Leak joined us in 1995 when we acquired the Baxter Scientific Products industrial distribution business from Baxter International. Prior to assuming his current position, Mr. Leak served as our Vice President of Global Strategic Sourcing & Supply Chain Management from 2004 to 2005, the North America Vice President of Marketing from 2000 to 2004, and Vice President of Marketing for our Production Supplies & Services business from 1998 to 2000. Mr. Leak is a former United States Army officer where he held several positions in both command and staff. He is a graduate of Pace University with a Bachelor of Business Administration in Management and Masters of Business Administration in Marketing.

Jon Michael Colyer is our Vice President and General Manager of Science Education, a position he has held since May 2005. Mr. Colyer joined us in 2004 as our Vice President North American Call Centers. Prior to joining us, Mr. Colyer worked for Textron, a large industrial conglomerate, as the Director for Enterprise Excellence and Director of Bell Helicopter’s Composite Manufacturing facility. Prior to Textron, Mr. Colyer spent five years with GE in various roles including Six Sigma Black Belt, Ecommerce Program Manager, and Leadership Development Program Member. Mr. Colyer graduated from the University at Buffalo in 1996 with a Bachelor of Science in Civil Engineering and an MBA in Corporate Finance.

B. Charles Ames is one of our directors, a position he has held since the Acquisition. Mr. Ames is Vice Chairman and a principal of CD&R. Prior to joining CD&R in 1987, Mr. Ames served as Chairman and Chief Executive Officer of Reliance Electric Company, Chief Executive Officer of Acme Cleveland Corporation, and Chief Executive Officer and Chairman of The Uniroyal Goodrich Tire Company. Mr. Ames’ family trust is a limited partner of CD&R Associates VI Limited Partnership. Mr. Ames is a director and stockholder of CD&R Investment Associates VI, Inc. He also serves on the Boards of Directors of Lexmark International, Inc. and Remington Arms Company, Inc. Mr. Ames holds a Ph.B. from Illinois Wesleyan University and a Masters of Business Administration from Harvard Business School.

Joseph F. Eckroth, Jr. is one of our directors, a position he has held since November 9, 2004. Mr. Eckroth is the Executive Vice President and Chief Operating Officer for New Century Financial Corporation. Prior to joining New Century, Mr. Eckroth served as the Chief Information Officer for Mattel, Inc., a position he held from 2000 until 2005. Prior to joining Mattel, Inc., Mr. Eckroth served as an information technology executive for the General Electric Company from 1996 until 2000, where he was the Chief Information Officer for the GE Medical Systems and GE Industrial Systems business units. Prior to joining General Electric, Mr. Eckroth served in a variety of senior leadership positions for the Northrop Grumman Corporation from 1985 until 1996, most recently as Director of Information Systems and Technology. Mr. Eckroth holds a Bachelor of Science from the University of La Verne and a Masters of Business Administration from Pepperdine University School of Business and Management.

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

Brian P. Kelley is one of our directors, a position he has held since August 31, 2004. Mr. Kelley is the President and Chief Executive Officer of SIRVA, Inc., a position he has held since 2002. Prior to joining SIRVA, Inc., Mr. Kelley was an executive for the Ford Motor Company, serving as the President of Ford’s Lincoln Mercury business from 2001 until 2002, and as Ford’s Vice President of Global Consumer Services from 1999 until 2001. Prior to joining Ford, Mr. Kelley was a senior executive for General Electric Company from 1994 until 1999. Mr. Kelley began his career at Procter & Gamble in 1983, where he was ultimately responsible for some of the company’s most recognized brand names. Mr. Kelley also serves as a director of SIRVA, Inc. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

Joseph L. Rice, III is one of our directors, a position he has held since shortly after the Acquisition. Mr. Rice is one of the original partners of CD&R. Mr. Rice has spent the major portion of his business career in private equity. After graduating from law school in 1960, Mr. Rice practiced law with Sullivan & Cromwell until 1966 when he entered the private equity business. In 1969, Mr. Rice co-founded Gibbons, Green & Rice, and in 1978, CD&R. Mr. Rice is a Trustee of The Chapin School, a Trustee Emeritus of Williams College and a member of the Board of Trustees of The Manhattan Institute, INSEAD’s International Council and the JPMorgan National Advisory Board. Mr. Rice is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. Mr. Rice is a Director of Italtel Holding S.p.A. and Uniroyal Holding, Inc. After graduating from Williams in 1954, Mr. Rice enlisted in the United States Marine Corps and served as a Lieutenant from 1954 to 1957. Mr. Rice then earned his law degree at Harvard Law School.

James W. Rogers is our Chairman, a position he has held since the Acquisition. Mr. Rogers served as our Chief Executive Officer from May until November 2005. Mr. Rogers is an operating principal of CD&R. Prior to joining CD&R in 1998; Mr. Rogers was a Senior Vice President and a member of the Corporate Executive Council of General Electric Company. From 1995 to 1998, Mr. Rogers was President and Chief Executive Officer of GE Industrial Control Systems. Mr. Rogers is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. Mr. Rogers currently serves as a director of SIRVA, Inc. Mr. Rogers holds a Bachelor of Arts in economics from Rutgers College.

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

Richard J. Schnall is one of our directors, a position he has held since the Acquisition. Mr. Schnall is a financial principal of CD&R. Prior to joining CD&R in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. He serves as a director of SIRVA, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School.

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

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board is composed of eleven directors, none of whom, with the exception of Mr. Ballbach, are executive officers of our company.

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

•       the independent auditors’ qualifications and independence,

•       the performance of our internal audit function and independent auditors, and

•       our compliance with legal and regulatory requirements and its code of conduct.

Code of Ethics

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our current and former Chief Executive Officers and our four additional most highly compensated executive officers (each, a “named executive officer”) for the last three completed fiscal years.

Summary Compensation Table

Name and Principal Position (4)(5)(6)	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)(3)	Number of Securities Underlying Options/SARS	All Other Compensation ($)(2)
John Ballbach	2005	$98,684	$100,000	$2,365	$500,000	—	$74,050
Director, President	2004	—	—	—	—	—	—
and Chief Executive Officer	2003	—	—	—	—	—	—
Walter Zywottek	2005	225,000	—	5,321	—	—	87,721
Former Director,	2004	560,273	252,913	14,890	—	22,500	70,348
President and Chief Executive Officer	2003	430,500	279,825	14,950	—	—	1,956
James W. Rogers	2005	—	—	—	—	—	—
Former Chief Executive	2004	—	—	—	—	—	—
Officer and Current Chairman	2003	—	—	—	—	—	—
Edward Orzetti	2005	550,020	—	14,505	—	—	5,626
Executive Vice President	2004	343,763	344,138	20,465	280,000	45,000	109,260
and President, General Lab Business	2003	—	—	—	—	—	—
Jack Wyszomierski	2005	350,040	—	14,190	250,000	—	1,109
Executive Vice President and	2004	192,287	163,400	7,795	—	20,000	48,738
Chief Financial Officer	2003	—	—	—	—	—	—
Matthew Malenfant	2005	281,258	—	14,190	250,000	—	9,547
Senior Vice President and	2004	238,595	123,637	14,190	—	7,000	25,726
President of North America Lab Distribution and Services	2003	218,190	107,833	14,190	—	—	4,566
Manuel Brocke-Benz	2005	248,944	150,552	7,384	150,000	—	—
Senior Vice	2004	243,684	62,076	7,088	—	7,000	20,737
President and Managing Director of Europe Lab Distribution and Services	2003	186,896	48,512	7,150	—	—	—

(1)             The 2005 amounts reported include (a) automobile allowances of $2,365, $5,321, $14,505, $14,190 and $14,190 for Messrs. Ballbach, Zywottek, Orzetti, Wyszomierski and Malenfant and (b) $7,384 for an automobile lease paid by the Company for Mr. Brocke-Benz. The 2004 amounts reported include (a) automobile allowances of $14,190, $9,066, $7,795, and $14,190 for Messrs. Zywottek, Orzetti, Wyszomierski and Malenfant and (b) $7,088 for an automobile lease paid by the Company for

Mr. Brocke-Benz. The 2004 amount reported for Mr. Orzetti includes a housing allowance of $11,399. The 2003 amounts reported include (a) automobile allowances of $14,190 and $14,190 for Messrs. Zywottek and Malenfant and (b) $7,150 for an automobile lease paid by the Company for Mr. Brocke-Benz.

(2)             Amounts reported for 2005 include (a) a contribution to our 401(k) or other defined contribution retirement plan of $4,833 and $9,167 for Messrs. Orzetti and Malenfant, (b) imputed value of guaranteed term life insurance policies for Messrs. Ballbach, Zywottek, Orzetti, Wyszomierski and Malenfant of $69, $1,183, $793, $1,109 and $380, (c) relocation benefits of $73,981 for Mr. Ballbach in connection with his move to commence employment and (d) a payment of $86,538 to Mr. Zywottek for his accrued unused vacation. Amounts reported for 2004 include (a) respective special payments of $54,450, $108,900, $48,400, $16,940 and $16,940 to Messrs. Zywottek, Orzetti, Wyszomierski, Malenfant and Brocke-Benz earned in connection with the December 16, 2004 issuance by CDRV Investors, Inc. of $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 and a related special distribution to CDRV Investors, Inc. shareholders, (b) payments to Messrs. Zywottek, Malenfant and Brocke-Benz of $13,240, $3,788 and $3,797 in settlement of our obligations under a predecessor bonus plan that was terminated in connection with the Acquisition, (c) a contribution to our 401(k) or other defined contribution retirement plan of $4,772 for Mr. Malenfant and (d) imputed value of guaranteed term life insurance policies for Messrs. Zywottek, Orzetti, Wyszomierski and Malenfant of $2,658, $360, $338 and $226. Amounts reported for 2003 include (a) a contribution to our 401(k) or other defined contribution retirement plan of $4,364 for Mr. Malenfant and (b) imputed value of guaranteed term life insurance policies for Messrs. Zywottek and Malenfant of $1,956 and $202.

(3)             Mr. Ballbach was granted 6,666 CDRV Investors, Inc. restricted stock units in connection with his commencement of employment. The value of Mr. Ballbach’s restricted stock unit grant is shown based on the value of an unrestricted share of CDRV Investors, Inc. common stock on such date. Mr. Ballbach is not entitled to receive any dividends on his restricted stock units. The restricted stock units will vest in equal annual installments on each of the first five anniversaries of the grant date or, if earlier, on a change in control or termination of employment on death or disability (all as provided under the Restricted Stock Unit Agreement and the CDRV Investors, Inc. Stock Incentive Plan).  The 6,666 CDRV Investors, Inc. restricted stock units Mr. Ballbach received in this grant were the only restricted stock units held by him as of December 31, 2005.  Mr. Ballbach’s restricted stock holdings, including restricted stock units, were valued at $500,000, based on the value of an unrestricted share of CDRV Investors, Inc. common stock as of December 31, 2005. Messrs. Wyszomierski, Malenfant and Brocke-Benz were granted 3,333, 3,333 and 2,000 CDRV Investors, Inc. restricted stock units, respectively, pursuant to the CDRV Investors, Inc. Stock Incentive Plan. Messrs. Wyszomierski, Malenfant and Brocke-Benz are not entitled to receive any dividends on their restricted stock units. The restricted stock units will vest in equal annual installments on each of the first five anniversaries of the grant date or, if earlier, on a change in control or termination of employment on death or disability (all as provided under the Restricted Stock Unit Agreement and the CDRV Investors, Inc. Stock Incentive Plan).  The value of the restricted stock unit grants of Messrs. Wyszomierski, Malenfant and Brocke-Benz is shown based on the value of an unrestricted share of CDRV Investors, Inc. common stock on the date of grant.  These units were the only restricted stock units held by Messrs. Wyszomierski, Malenfant and Brocke-Benz as of December 31, 2005, and the restricted stock holdings, including restricted stock units, of each of Mr. Wyszomierski, Malenfant and Brocke-Benz were valued at $250,000, $250,000, and $150,000, respectively, based on the value of an unrestricted share of CDRV Investors, Inc. common stock as of December 31, 2005. Mr. Orzetti was granted 5,000 CDRV Investors, Inc. restricted stock units in connection with his commencement of employment. The restricted stock units had a value of $280,000 on the date of grant based on the value of an unrestricted share of CDRV Investors, Inc. common stock on such date. The value of Mr. Orzetti’s restricted stock units, based on the value of an unrestricted share of CDRV Investors, Inc. common stock, as of December 31, 2005 was $375,000. Mr. Orzetti is not entitled to receive any dividends on his restricted stock units. All of Mr. Orzetti’s restricted stock units were forfeited in February 2006 in connection with his termination of employment.

(4)             Mr. Zywottek was our President, Chief Executive Officer and Director until May 2005. From May 2005 until November 2005, James W. Rogers, our Chairman, served as Chief Executive Officer. Effective November 2005, John M. Ballbach became our President, Chief Executive Officer and Director.

(5)             Mr. Rogers served as our Chief Executive Officer from May 2005 until November 2005 pursuant to a loanout agreement we entered into with Clayton, Dubilier & Rice, Inc. Mr. Rogers remained an employee of Clayton, Dubilier & Rice, Inc. while he served as our Chief Executive Officer and was therefore not paid any compensation by us for his services. The management fee we pay to Clayton, Dubilier & Rice, Inc. pursuant to the consulting agreement described under the heading “Certain Relationships and Related Transactions—Consulting Agreement” was increased by $500,000 annually for the period Mr. Rogers served as our Chief Executive Officer.

(6)             Mr. Orzetti was our Executive Vice President and President, General Lab Business until his termination of employment effective February 2006.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of stock options in the 2005 fiscal year by the named executive officers and the value of unexercised stock options held by the named executive officers at December 31, 2005. All options were granted under the CDRV Investors, Inc. Stock Incentive Plan.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at FY End Exercisable/ Unexercisable(1)
John Ballbach(2)	—	—	—	$—
Walter Zywottek(3)	—	—	—	—
James W. Rogers	—	—	—	—
Edward Orzetti(4)	—	—	9,000/36,000	220,320/881,280
Jack Wyszomierski	—	—	4,000/16,000	97,920/391,680
Matthew Malenfant	—	—	1,400/5,600	34,272/137,088
Manuel Brocke-Benz	—	—	1,400/5,600	34,272/137,088

(1)          The “Value of Unexercised In-the-Money Options at FY End” is the aggregate number of unexercised options on December 31, 2005 multiplied by the difference between the exercise price for each option and the fair market value of a share of CDRV Investors, Inc. common stock on December 31, 2005 ($75.00). The actual value, if any, that will be realized upon the exercise of an option, will depend upon the difference between the exercise price of the option and the fair market value of the CDRV Investors, Inc. common stock on the date that the option is exercised.

(2)        Pursuant to the terms of Mr. Ballbach’s amended employment agreement, he received a grant of 58,929 options immediately following his purchase of shares of CDRV Investors, Inc. common stock in March 2006.

(3)        All 22,500 options previously granted to Mr. Zywottek were unvested when he terminated employment in May 2005, and were thus cancelled without any payment.

(4)        In connection with Mr. Orzetti’s termination of employment in February 2006, CDRV Investors, Inc. agreed to vest an additional 9,000 options held by Mr. Orzetti, so that upon his termination of employment he held 18,000 vested options.

Employment Agreements With Named Executive Officers

•                   Mr. Ballbach.   In November 2005, Mr. Ballbach joined us as our new President and Chief Executive Officer, and entered into an employment agreement with us in connection with his commencement of employment. Mr. Ballbach’s agreement was subsequently amended in part by a letter agreement entered into in February 2006.

Pursuant to his amended employment agreement and as of December 31, 2005, Mr. Ballbach receives an annual base salary of $650,000 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Ballbach’s target annual bonus is equal to 100% of his base salary. Because Mr. Ballbach started with us before November 7, 2005, he received a guaranteed bonus of $100,000 for 2005. In addition, we agreed to pay Mr. Ballbach a one-time special bonus of $1,119,651 in February 2006 in connection with his agreeing to amend the terms of his original employment agreement.

Mr. Ballbach’s amended agreement does not have a fixed term. However, if we terminate Mr. Ballbach’s employment without cause, he will be entitled to continued payment of his current base salary and continued health benefits for a period equal to the earlier of eighteen months following any such termination or the date that he obtains new employment.

Pursuant to Mr. Ballbach’s amended employment agreement, he agreed to purchase 19,643 shares of the common stock of CDRV Investors, Inc. during March 2006 pursuant to the CDRV Investors, Inc. Stock Incentive Plan. In connection with his purchase, he received a grant of 58,929 options to purchase shares of CDRV Investors, Inc. common stock. Mr. Ballbach’s amended agreement also provides that in 2006 he will receive an award of CDRV Investors, Inc. restricted stock units having a value equal to $500,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•                   Mr. Zywottek.   Prior to his termination of employment with us in May 2005, we were parties to an employment agreement with Mr. Zywottek. In connection with his termination of employment, Mr. Zywottek received continued payment of his health benefits until September 1, 2005, but did not receive any severance or other additional compensation pursuant to his employment agreement.

•                   Mr. Orzetti.   Prior to his termination of employment with us in February 2006, we were parties to an employment agreement with Mr. Orzetti. Pursuant to his employment agreement and as of December 31, 2005, Mr. Orzetti received an annual base salary of $550,020 and was also eligible to receive an annual bonus that became earned based on the achievement of objectives established under our applicable bonus plan. Mr. Orzetti’s target annual bonus was equal to 100% of his base salary.

In connection with Mr. Orzetti’s termination of employment in February 2006, we entered into an agreement with him setting forth the terms of his resignation. Under the agreement, Mr. Orzetti is entitled to receive a lump sum severance payment equal to $550,000, continued health and dental benefits until August 31, 2006, COBRA benefit continuation, the repurchase of previously acquired shares of CDRV Investors, Inc. common stock, and accelerated vesting of 9,000 unvested options in CDRV Investors, Inc.

The agreement also contains customary non-competition and non-solicitation restrictions that will apply for one year following Mr. Orzetti’s resignation, and an indefinite restriction on the disclosure of confidential information.

•                   Mr. Wyszomierski.   In June 2004, Mr. Wyszomierski joined us as our new Executive Vice President and Chief Financial Officer, and entered into an employment agreement with us upon his commencement of employment. Mr. Wyszomierski’s agreement does not have a fixed term. Pursuant to his employment agreement and as of December 31, 2005, Mr. Wyszomierski receives an annual base salary of $350,000 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Wyszomierski’s target annual bonus is equal to 85% of his base salary.

Mr. Wyszomierski was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan pursuant to his employment agreement. In late 2005, Mr. Wyszomierski was granted CDRV Investors, Inc. restricted stock units having a value equal to $250,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•                   Mr. Malenfant.   As of December 31, 2005, Mr. Malenfant receives an annual base salary of $300,000 and is also eligible to receive an annual bonus that becomes earned on the achievement of objectives established under our applicable bonus plan. Mr. Malenfant’s target annual bonus is equal to 75% of his base salary.

Mr. Malenfant was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan. In late 2005, Mr. Malenfant was granted CDRV Investors, Inc. restricted stock units having a value equal to $250,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•                   Mr. Brocke-Benz.   As of December 31, 2005, Mr. Brocke-Benz receives an annual base salary of €200,000 and is also eligible to receive an annual bonus that becomes earned on the achievement of objectives established under our applicable bonus plan. Mr. Brocke-Benz’s target annual bonus is equal to 70% of his base salary.

Mr. Brocke-Benz was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan. In late 2005, Mr. Brocke-Benz was granted CDRV Investors, Inc. restricted stock units having a value equal to $150,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

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

Pension Plans

We sponsor various retirement plans for most full-time employees, including a defined benefit plan that covered Messr. Malenfant until the plan was frozen on May 31, 2005 and Mr. Zywottek until his termination of employment in 2005.

The pension plan we sponsor covered substantially all of our full-time United States employees (except employees covered by collective bargaining agreements who participate in independently operated plans). Annual retirement benefits under the pension plan are generally calculated as the greater of:

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

	Estimated Annual Pension (Years of Service)
Remuneration	15	20	25	30	35
$125,000	$29,516	$39,355	$49,194	$59,033	$64,936
150,000	36,079	48,105	60,131	72,158	79,373
175,000	42,641	56,855	71,069	85,283	93,811
200,000	49,204	65,605	82,006	98,408	108,248
225,000	55,766	74,355	92,944	111,533	122,686
250,000	62,329	83,105	103,881	124,658	137,123
300,000	75,454	100,605	125,756	150,908	165,998
400,000	101,704	135,605	169,506	203,408	223,748
450,000	114,829	153,105	191,381	229,658	252,623
500,000	127,954	170,605	213,256	255,908	281,498
550,000	141,079	188,105	235,131	282,158	310,373
600,000	154,204	205,605	257,006	308,407	339,248
650,000	167,329	223,105	278,881	334,658	368,123
700,000	180,454	240,605	300,756	360,908	396,998
750,000	193,579	258,105	322,631	387,158	425,873
800,000	206,704	275,605	344,506	413,408	454,748
850,000	219,829	293,105	366,381	439,658	483,623

As of December 31, 2005, Messrs. Malenfant and Zywottek have 18 years and less than 1 year of credited service, respectively. Benefits shown in the table above are computed on the basis of straight life annuity benefits, and are not subject to deduction or offset.

Compensation of Directors

Our directors who are not also our employees or employees or principals of CD&R are compensated pursuant to our Directors Compensation Policy. Under this policy, such directors receive an annual retainer fee of $70,000, at least 50% of which is payable in shares (or rights to acquire shares) of CDRV Investors, Inc. common stock granted under the CDRV Investors, Inc. Stock Incentive Plan. Directors may elect to receive up to 100% of their annual retainer fee in shares or rights to acquire shares granted under the CDRV Investors, Inc. Stock Incentive Plan.

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

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

CDRV Investors, Inc. owns, through CDRV Holdings, Inc., all of the outstanding capital stock of VWR International, Inc. The following table lists all shares of common stock of CDRV Investors, Inc. beneficially owned by the following holders as of March 24, 2006:

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund VI Limited Partnership(2)	4,200,000	71.80
Banc of America Capital Investors, L.P.(3)	350,000	5.98
John Ballbach(4)	19,643	*
Walter Zywottek(5)	0	*
Edward Orzetti(6)	18,000	*
Jack Wyszomierski(7)	14,000	*
Matthew Malenfant(8)	4,900	*
Manuel Brocke-Benz(9)	4,900	*
B. Charles Ames(10)	0	*
Joseph F. Eckroth, Jr.(11)	1,919	*
Dr. Lewis S. Edelheit	2,917	*
Brian P. Kelley	1,833	*
Joseph L. Rice, III(10)	0	*
James W. Rogers(10)	0	*
Axel Ruckert	2,175	*
Richard J. Schnall(10)	0	*
Carl T. Stocker	3,417	*
Robert J. Zollars(12)	4,333	*
All directors and executive officers as a group (18 persons)	89,537	1.53

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

(4)          Mr. Ballbach purchased 19,643 shares in March 2006 pursuant to the terms of his amended employment agreement. All shares were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(5)          All shares previously held by Mr. Zywottek were repurchased in connection with his termination of employment in May 2005.

(6)          In connection with his termination of employment in February 2006, the 15,000 shares previously held by Mr. Orzetti were repurchased. Mr. Orzetti currently holds 18,000 vested options that may be exercised anytime until May 31, 2006. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(7)          Mr. Wyszomierski owns 10,000 shares and has 4,000 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(8)          Mr. Malenfant owns 3,500 shares and has 1,400 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(9)          Mr. Brocke-Benz owns 3,500 shares and has 1,400 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(10)   Does not include 4,200,000 shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership. Messrs. Ames, Rice III, Rogers and Schnall may be deemed to share beneficial ownership of the shares owned of record by Clayton Dubilier & Rice Fund VI Limited Partnership by virtue of their status as stockholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Ames, Rice III, Rogers and Schnall expressly disclaims beneficial ownership of the shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership.

(11)   Includes 1,090 shares that were purchased by Mr. Eckroth under the CDRV Investors, Inc. Stock Incentive Plan that were immediately transferred to a trust created for the benefit of Mr. Eckroth’s family.

(12)   Includes 2,500 shares that were purchased by Mr. Zollars under the CDRV Investors, Inc. Stock Incentive Plan and immediately transferred to a limited partnership controlled by Mr. Zollars.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Fund Managed by CD&R

Overview.   As of March 24, 2006, CD&R Fund VI beneficially owns approximately 71.8% of the outstanding common stock of our ultimate parent company, CDRV Investors, Inc. CD&R Fund VI is a private investment fund managed by CD&R.

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

Consulting Agreement.   CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation and CD&R entered into a Consulting Agreement immediately prior to the Acquisition, pursuant to which CD&R provides us with financial advisory and management consulting services following the consummation of the Transactions. We pay CD&R a management fee of $1.5 million annually, which will be reviewed on an annual basis. We paid CD&R a fee of $18.0 million as compensation for performing financial, investment banking, management advisory and other services in connection with the Acquisition, and reimbursed certain CD&R expenses. Effective as of May 15, 2005, the parties entered into a loanout agreement under the Consulting Agreement whereby CD&R agreed to make the services of James W. Rogers, the current Chairman of our Board and a CD&R employee, available to us. The management fee payable to CD&R was increased by $0.5 million annually for the period Mr. Rogers was our Chief Executive Officer, and $0.3 million was paid to CD&R in the year ended December 31, 2005 in connection therewith. The loanout agreement terminated pursuant to its terms upon the approval of Mr. Ballbach’s employment as our Chief Executive Officer.

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

Stock Subscription Agreement.   As of March 24, 2006, CD&R Fund VI beneficially owns approximately 71.8% of the outstanding shares of common stock of CDRV Investors, Inc. It subscribed for 4,800,000 shares of CDRV Investors, Inc.’s common stock for an aggregate purchase price of $480.0 million pursuant to a Stock Subscription Agreement, dated as of April 7, 2004. Pursuant to that agreement, CD&R Fund VI may designate all of the members of the Board of Directors of CDRV Investors, Inc. and certain of its direct and indirect subsidiaries. CD&R is also entitled to consult with CDRV Investors, Inc. with respect to our operations at any time, to have observers attend meetings of its Board of Directors and those of its subsidiaries, including us, and to receive all of its quarterly and annual financial reports and budgets, as well as other documents.

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

Agreements with Management and Other Investors

Management Equity Offerings.   Shortly after the completion of the Acquisition, CDRV Investors, Inc., our ultimate parent company, adopted the CDRV Investors, Inc. Stock Incentive Plan. Under the plan, certain of our officers and employees were offered the opportunity to purchase shares of CDRV Investors, Inc. common stock and receive grants of options to purchase common stock. CDRV Investors, Inc. also offered our non-employee directors the opportunity to purchase shares of its common stock.

Pursuant to Mr. Ballbach’s amended employment agreement described under the heading “Executive Compensation—Employment Agreements with Named Executive Officers,” Mr. Ballbach purchased 19,643 shares of CDRV Investors, Inc. common stock during March 2006 pursuant to the plan. In connection with his purchase, he received a grant of 58,929 options under the plan. Mr. Ballbach will also receive a grant of restricted stock units under the plan having a total value of $500,000.

CDRV Investors, Inc. has also granted restricted stock units pursuant to the plan to Messrs. Wyszomierski, Malenfant, Leak and Brocke-Benz. The total value of Messrs. Wyszomierski and Malenfant’s grants is $250,000 each, and the total value of Messrs. Leak and Brocke-Benz’s is $150,000 each.

At the time of Mr. Leak's promotion to Senior Vice President of Category Management, he had a loan guaranteed by the Company in connection with his purchase of CDRV Investors, Inc. shares of approximately $200,000 that has since been repaid.

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

Drag-Along Right.   Prior to such time as a public market has been established for 20% or more of the common stock of CDRV Investors, Inc., if CD&R Fund VI intends to sell more than 50% of its shares of common stock of CDRV Investors, Inc. to a third party purchaser, CD&R Fund VI will have the right to require certain other holders of common stock to participate in such sale, on a pro rata basis and subject to the same terms and conditions.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as the Company’s independent auditor for the fiscal years ended December 31, 2005 and 2004. Fees and expenses for services rendered by KPMG in 2005 and 2004 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors.

Type of Fees	2005	2004
	(dollars in thousands)
Audit Fees(1)	$2,088	$1,725
Audit-Related Fees(2)	—	701
Tax Fees(3)	52	30
TOTAL FEES	$2,140	$2,456

(1)          2005 and 2004 audit fees relate to the audit of VWR International, Inc.’s global operations including statutory audits. Also included herein are fees related to various employee benefit plan audits.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.                 Financial statements, financial statement schedule and exhibits filed as part of this report

1.                 The following financial statements, together with the Report of Independent Registered Public Accountants and Notes to Consolidated Financial Statements, are filed as part of this report:

Page
VWR INTERNATIONAL, INC. (Predecessor and Successor)
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2005 and 2004	40
Consolidated Statements of Operations for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	41
Consolidated Statements of Stockholders’ Equity and other Comprehensive Income (Loss) for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	42
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	44
Notes to Consolidated Financial Statements	45
Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003.	112

Exhibit Number	Description of Documents	Method of Filing
3.1	Certificate of Incorporation of VWR International, Inc.	Previously filed as Exhibit 3.1 to Annual Report on Form 10-K, filed on April 6, 2005.
3.2	Amended and Restated Bylaws of VWR International, Inc.	Previously filed as Exhibit 3.2 to Annual Report on Form 10-K, filed on April 6, 2005.
4.1

Credit Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation (the rights and obligations of which thereunder were assumed by VWR International, Inc.), the Foreign Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as Documentation Agents.

Previously filed as Exhibit 4.1 to Form S-4, filed on August 30, 2004.
4.2	Assumption Agreement, dated as of April 7, 2004, between CDRV Acquisition Corporation and VWR International, Inc.	Previously filed as Exhibit 4.2 to Form S-4, filed on August 30, 2004.

4.3

Guarantee and Collateral Agreement, dated as of April 7, 2004, made by CDRV Holdings, Inc., CDRV Acquisition Corporation (the rights and obligations of which were assumed by VWR International, Inc.) and certain of its Subsidiaries in favor of Deutsche Bank AG, New York Branch, as Administrative Agent.

Previously filed as Exhibit 4.3 to Form S-4, filed on August 30, 2004.
4.4

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.4 to Form S-4, filed on August 30, 2004.
4.5

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.5 to Form S-4, filed on August 30, 2004.
4.6

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.6 to Form S-4, filed on August 30, 2004.
4.7

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc., and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.7 to Form S-4, filed on August 30, 2004.
4.8	Form of 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.	Previously filed as Exhibit 4.10 to Form S-4, filed on August 30, 2004.
4.9	Form of 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.	Previously filed as Exhibit 4.11 to Form S-4, filed on August 30, 2004.
4.10

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.12 to Amendment No. 2 to Form S-4, filed on November 19, 2004.

4.11

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.13 to Amendment No. 2 to Form S-4, filed on November 19, 2004.
10.1	Consulting Agreement, dated as of April 7, 2004, by and among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.1 to Form S-4, filed on August 30, 2004.
10.2	Loanout Agreement, dated as of May 15, 2005, by and among CDRV Investors, Inc., CDRV Holdings, Inc., VWR International, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 99.1 to Form 8-K, filed on May 15, 2005.
10.3

Indemnification Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Previously filed as Exhibit 10.2 to Form S-4, filed on August 30, 2004.
10.4

Registration and Participation Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., Clayton, Dubilier & Rice Fund VI Limited Partnership, Banc of America Capital Investors, L.P., SSB Capital Partners (Master Fund) I, L.P., and CGI Private Equity L.P., LLC.

Previously filed as Exhibit 10.3 to Form S-4, filed on August 30, 2004.
10.5	Stock Subscription Agreement, dated April 7, 2004, between CDRV Investors, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.	Previously filed as Exhibit 10.4 to Form S-4, filed on August 30, 2004.
10.6	VWR International, Inc. Directors Compensation Policy*	Previously filed as Exhibit 10.5 to Form S-4, filed on August 30, 2004.
10.7	CDRV Investors, Inc. Stock Incentive Plan*	Previously filed as Exhibit 10.6 to Form S-4, filed on August 30, 2004.
10.8	Form of Employee Stock Subscription Agreement*	Previously filed as Exhibit 10.7 to Form S-4, filed on August 30, 2004.
10.9	Form Restricted Stock Unit Agreement under CDRV Investors, Inc. Stock Incentive Plan*	Previously filed as Exhibit 99.2 to Form 8-K, filed on February 23, 2006.
10.10	Form of Stock Option Agreement*	Previously filed as Exhibit 10.8 to Form S-4, filed on August 30, 2004.

10.11	Pension Contract for Walter Zywottek*	Previously filed as Exhibit 10.9 to Form S-4, filed on August 30, 2004.
10.12	VWR International, Inc. Retirement Plan*	Previously filed as Exhibit 10.10 to Form S-4, filed on August 30, 2004.
10.13	VWR Corporation Supplemental Benefits Plan*	Previously filed as Exhibit 10.11 to Form S-4, filed on August 30, 2004.
10.14	Employment Agreement, among VWR International Inc and John M. Ballbach.*	Previously filed as Exhibit 99.2 to Form 8-K, filed on October 19, 2005.
10.15	Amendment to Employment Agreement among VWR International Inc. and John Ballbach *	Previously filed as Exhibit 99.1 to Form 8-K, filed on February 23, 2006.
10.16	Employment Agreement, among VWR International Inc. and Walter Zywottek*	Previously filed as Exhibit 10.12 to Form S-4, filed on August 30, 2004.
10.17	Employment Agreement, among VWR International Inc. and Jack Wyszomierski*	Previously filed as Exhibit 10.13 to Form S-4, filed on August 30, 2004.
10.18	Employment Agreement, among VWR International Inc. and Edward H. Orzetti*	Previously filed as Exhibit 10.14 to Form S-4, filed on August 30, 2004.
10.19	Letter Agreement, among VWR International Inc. and Edward Orzetti.*	Previously filed as Exhibit 99.1 to Form 8-K, filed on January 11, 2006.
10.20	Employment Agreement, among VWR International Inc. and Charles F. Canfield*	Previously filed as Exhibit 10.17 to Form S-4, filed on August 30, 2004.
10.21	Employment Agreement, among VWR International Inc. and Ted Pulkownik*	Previously filed as Exhibit 10.18 to Form S-4, filed on August 30, 2004.
10.22	Employment Agreement, among VWR International Inc. and Stephen J. Kunst*	Previously filed as Exhibit 10.19 to Form S-4, filed on August 30, 2004.
10.23	Letter of Employment for Stephen J. Kunst*	Previously filed as Exhibit 10.20 to Form S-4, filed on August 30, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21.1	List of subsidiaries.	Previously filed as Exhibit 21.1 to Form S-4, filed on August 30, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

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
March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ JOHN M. BALLBACH	President, Chief Executive	March 31, 2006
John M. Ballbach	Officer and Director
/s/ JACK L. WYSZOMIERSKI	Executive Vice President and	March 31, 2006
Jack L. Wyszomierski	Chief Financial Officer
/s/ B. CHARLES AMES	Director	March 31, 2006
B. Charles Ames
/s/ JOSEPH F. ECKROTH, JR.	Director	March 31, 2006
Joseph F. Eckroth, Jr.
/s/ LEWIS S. EDELHEIT	Director	March 31, 2006
Lewis S. Edelheit
/s/ BRIAN P. KELLEY	Director	March 31, 2006
Brian P. Kelley
/s/ JOSEPH L. RICE, III	Director	March 31, 2006
Joseph L. Rice, III
/s/ JAMES W. ROGERS	Chairman	March 31, 2006
James W. Rogers
/s/ AXEL RUCKERT	Director	March 31, 2006
Axel Ruckert

/s/ RICHARD J. SCHNALL	Director	March 31, 2006
Richard J. Schnall
/s/ CARL T. STOCKER	Director	March 31, 2006
Carl T. Stocker
/s/ ROBERT J. ZOLLARS	Director	March 31, 2006
Robert J. Zollars

Schedule II - Valuation of Qualifying Accounts

VWR INTERNATIONAL, INC.
Year ended December 31, 2005 and for the period April 7 - December 31, 2004
(Dollars in millions)

			Foreign
	Balance at		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves(1)	of Period
Year ended December 31, 2005
Allowance for doubtful receivables	$6.0	$3.2	$(0.4)	$(2.2)	$6.6
April 7, 2004 - December 31, 2004
Allowance for doubtful receivables	$7.4	$2.5	$0.4	$(4.3)	$6.0

VWR INTERNATIONAL CORPORATION
For the period January 1 - April 6, 2004 and the year ended December 31, 2003
(Dollars in millions)

			Foreign
	Balance At		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves(1)	of Period
January 1 - April 6, 2004
Allowance for doubtful receivables	$7.8	$0.6	$(0.1)	$(0.9)	$7.4
Year ended December 31, 2003
Allowance for doubtful receivables	4.2	4.0	0.6	(1.0)	7.8

(1)          Bad debts charged off, less recoveries.