Form 10-Q
period 2006-03-31
VWR International, Inc.
filed 2006-05-11
CIK 1300446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-118658

VWR INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1319190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1310 Goshen Parkway
P.O. Box 2656
West Chester, PA	19380
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of March 31, 2006, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 11, 2006 was 100.

VWR INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

VWR INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$123.1	$126.1
Trade accounts receivable, less reserves of $7.2 and $6.6, respectively	441.0	407.3
Other receivables	22.8	30.8
Inventories	259.7	270.4
Other current assets	32.8	30.6
Total current assets	879.4	865.2
Property and equipment, net	158.9	156.8
Investments	7.9	7.8
Goodwill	915.0	910.0
Other intangible assets, net	551.8	552.7
Deferred income taxes	5.5	5.6
Other assets	44.2	44.3
Total assets	$2,562.7	$2,542.4
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of bank debt and current portion of capital lease obligations	$1.2	$45.5
Accounts payable	382.8	370.3
Accrued expenses	165.3	143.4
Total current liabilities	549.3	559.2
Long-term debt	1,017.0	1,013.3
Capital lease obligations	4.8	5.0
Other long-term liabilities	89.8	87.1
Deferred income taxes	233.0	233.5
Total liabilities	1,893.9	1,898.1
Parent Company common stock purchase subject to guarantee agreement	2.4	2.6
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	557.7	557.4
Retained earnings	89.3	73.2
Unamortized value of restricted stock issued	—	(1.6)
Accumulated other comprehensive income	19.4	12.7
Total stockholders’ equity	666.4	641.7
Total liabilities and stockholders’ equity	$2,562.7	$2,542.4

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$795.8	$754.1
Cost of goods sold	581.4	561.4
Gross profit	214.4	192.7
Selling, general and administrative expenses	168.5	165.5
Restructuring (credits) charges	(0.2)	2.1
Operating income	46.1	25.1
Interest income	(1.3)	(0.6)
Interest expense	20.7	18.4
Other expense (income), net	0.8	(1.0)
Income before income taxes	25.9	8.3
Income tax provision	9.8	3.2
Net income	$16.1	$5.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Three Months Ended March 31, 2006
(Dollars in millions)
(Unaudited)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income	Total
Balance at January 1, 2006	$—	$557.4	$73.2	$(1.6)	$12.7	$641.7
Equity reclassification (Note 3(b))	—	(1.6)	—	1.6	—	—
Capital contributions	—	1.2	—	—	—	1.2
Capital contribution for compensation expense recognized for Parent Company options	—	0.4	—	—	—	0.4
Capital contribution for compensation expense recognized for amortization of Parent Company restricted common stock	—	0.1	—	—	—	0.1
Reduction of Parent Company common stock purchase subject to guarantee agreement	—	0.2	—	—	—	0.2
Comprehensive income:
Net income	—	—	16.1	—	—	16.1
Foreign currency translation adjustment	—	—	—	—	6.2	6.2
Unrealized gain on derivatives, net of tax	—	—	—	—	0.5	0.5
Total comprehensive income						22.8
Balance at March 31, 2006	$—	$557.7	$89.3	$—	$19.4	$666.4

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16.1	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	8.4
Gain on sale of assets	(0.1)	(0.2)
Non-cash (credit) provision for restructuring	(0.2)	2.1
Non-cash equity compensation expense	0.5	—
Amortization of debt issuance costs	1.5	1.5
Deferred income tax expense	(0.3)	2.5
Provision for doubtful accounts	0.7	0.9
Changes in working capital:
Trade accounts receivable	(30.2)	(7.8)
Other receivables	9.5	(1.7)
Inventories	12.5	9.3
Other assets	(2.8)	(4.4)
Accounts payable	19.5	47.9
Other liabilities	22.0	3.7
Net cash provided by operating activities	56.9	67.3
Cash flows from investing activities:
Capital expenditures	(4.8)	(4.3)
Transaction costs	(0.2)	—
Proceeds from sales of property and equipment	0.2	0.2
Net cash used in investing activities	(4.8)	(4.1)
Cash flows from financing activities:
Proceeds from debt	0.1	0.3
Repayment of debt	(45.3)	(4.4)
Net change in bank checks outstanding	(9.9)	(26.8)
Net cash used in financing activities	(55.1)	(30.9)
Effect of exchange rate changes on cash	—	(1.9)
Net (decrease) increase in cash and cash equivalents	(3.0)	30.4
Cash and cash equivalents beginning of period	126.1	116.1
Cash and cash equivalents end of period	$123.1	$146.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9.8	$6.8
Income taxes paid, net	$3.1	$3.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)

(1)   Nature of Operations, Background and Basis of Presentation

(a)         Nature of Operations

VWR International, Inc. (“VWR”, the “Company”, “we” or “our”) distributes scientific supplies, chemicals, and equipment, primarily in North America and Europe. The business is diversified across products and services, customer groups, and geography. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

(b)          Background

On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of our predecessor, VWR International Corporation, to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of CDRV Investors, Inc. (“CDRV”) (the “Acquisition”). CDRV is our ultimate parent company. In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% Unsecured Senior Notes due 2012 and $320.0 of 8% Unsecured Senior Subordinated Notes due 2014 and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR, with VWR surviving, and (ii) thereafter, CDRVA merged with and into VWR, with VWR surviving and assuming the obligations of CDRVA.

(c)           Basis of Presentation

The accompanying consolidated financial statements include the accounts of VWR and its subsidiaries after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

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

(2)   New Accounting Standards

During November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement became effective for inventory costs incurred beginning January 1, 2006. The adoption of this Statement did not materially impact the Company.

Effective December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The impact of FIN 47 for the three months ended March 31, 2006 was an increase to selling, general and administrative expenses of $0.1.

(3)   Stock-Based Compensation

(a)         Stock Options

CDRV adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, CDRV’s board of directors may grant rights to purchase shares of CDRV common stock and options to purchase shares of CDRV common stock to any of our executive officers or other employees, including our named executive officers. Under the Stock Plan, the board of directors may also grant shares of CDRV common stock, rights to purchase shares of CDRV common stock and other share-based awards to our directors, who are not also our employees or associated with Clayton, Dubilier & Rice (“CD&R”). Options granted under the plan vest in equal annual installments on each of the first five anniversaries of the grant date and expire ten years from the grant date. As of March 31, 2006, there were 909,271 shares of CDRV common stock available for all types of awards. Based on shares issued, options outstanding and restricted units granted under the Stock Plan as of March 31, 2006, there are 82,071 shares available for future awards.

During the three months ended March 31, 2006, CDRV had the following stock transactions with our employees, directors and former employees: (1) closed an offering with our new President and Chief Executive Officer for the purchase of 19,643 shares at $56.00 per share (during the fourth quarter of 2005

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

when these shares were offered we recorded compensation expense of $0.7 using the intrinsic value guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for all shares offered at a discount from the $75.00 per share fair market value) and granted options to purchase 58,929 shares at $75.00 per share, (2) issued 1,049 shares to certain directors who are not also our employees or associated with CD&R for director compensation and (3) issued 1,360 shares at $50.52 per share in connection with the exercise of stock options. During the three months ended March 31, 2005, CDRV closed an offering with 1 of our directors for 446 shares at $56.00 per share and issued 1,313 shares to certain directors who are not also our employees or associated with CD&R for director compensation. These issuances are reflected as capital contributions from CDRV of $1.2 and $0.1 for the three months ended March 31, 2006 and 2005, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), which requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The Company previously accounted for stock options granted to our employees using the intrinsic value method of APB 25. Under APB 25, the Company did not recognize compensation expense for CDRV options granted to our employees because such options had an exercise price equal to their fair market value on the date of grant. Compensation costs related to the grant of stock-based compensation is recorded in our financial statements with a corresponding capital contribution from CDRV.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost includes the cost for all options granted prior to, but not yet vested as of January 1, 2006 and all prospective awards without restatement of prior periods. The impact of adopting SFAS 123R for the three months ended March 31, 2006 was an increase to selling, general and administrative expenses of $0.4 and a reduction to income tax provision of $0.1.

Had compensation expense for CDRV stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the provisions of SFAS 123R, the Company’s net income for the three months ended March 31, 2005 would have approximated the pro-forma amounts indicated below:

Net income, as reported	$5.1
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)
Pro-forma net income	$4.8

The fair value of each option was estimated using the Black-Scholes option-pricing model. No options were granted during the three months ended March 31, 2005. The fair value of options granted and the assumptions used during the three months ended March 31, 2006 were as follows:

Fair value of options granted	$33.61
Risk-free interest rate	4.76%
Expected life of options	6.5 years
Volatility	35%
Expected dividend yield	0.0%

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant, the expected life is calculated using the “simplified” method allowable under SEC Staff Accounting Bulletin No. 107, and volatility is estimated based on historical industry data.

We recognize compensation expense for the CDRV stock options granted to our employees, which are considered fixed awards with pro-rata vesting, on a straight-line basis.

Information regarding CDRV stock options granted to our employees under the Stock Plan for the three months ended March 31, 2006 is as follows:

	Number	Weighted Average
	of	Exercise
	Shares	Price
Outstanding at beginning of period	483,728	$51.24
Granted	58,929	75.00
Forfeited	(36,408)	50.52
Canceled	(252)	50.52
Exercised	(1,360)	50.52
Outstanding at end of period	504,637	$54.07
Exercisable at end of period	92,786	50.52

Information regarding unvested CDRV stock options for the three months ended March 31, 2006 is as follows:

		Weighted
	Number	Average
	of	Fair
	Shares	Value
Unvested options at December 31, 2005	398,330	$17.18
Granted	58,929	33.61
Forfeited	(36,408)	15.58
Vested	(9,000)	15.58
Unvested options at March 31, 2006	411,851	$19.70

The following is a summary of outstanding CDRV stock options as of March 31, 2006.

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining	Number	Aggregate	Number	Aggregate
Exercise	Contractual	of	Intrinsic	of	Intrinsic
Price	Life (Years)	Shares	Value	Shares	Value
$50.52	8.5	381,930	$9.4	92,786	$2.3
56.00	9.1	63,778	1.2	—	—
75.00	9.9	58,929	—	—	—
		504,637	$10.6	92,786	$2.3

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(b)          Restricted Stock Units

In 2005, CDRV granted 21,333 CDRV restricted stock units with a total fair value of approximately $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will all vest earlier in certain circumstances if CDRV has a change in control. The granting of these units was reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. In accordance with the provisions of SFAS 123R, the unamortized value of restricted stock issued of $1.6 as of the adoption date of January 1, 2006 was eliminated against additional paid-in capital. The unearned compensation is being amortized as compensation expense over the five-year vesting period of the restricted units granted. Compensation expense related to these restricted stock units was $0.1 for the three months ended March 31, 2006.

As of March 31, 2006, the aggregate estimated future compensation expense related to nonvested options outstanding and the unamortized value of restricted stock issued is $8.4. This expense will be recognized over a weighted average period of 4.1 years.

It is CDRV’s policy to issue new shares upon share option exercise or restricted stock unit conversion.

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

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance at January 1, 2006	$7.6	$5.6	$13.2
Cash payments/other	(1.2)	(0.3)	(1.5)
Currency translation changes	0.1	0.1	0.2
Balance at March 31, 2006	$6.5	$5.4	$11.9

(b)          Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations for the three months ended March 31, 2005 related to severance and termination benefits of approximately $2.1. For the three months ended March 31, 2006 we reversed $0.2 of these accruals and credited operations.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Three Months Ended March 31,
	2006			2005
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$9.8	$0.3	$10.1	$—	$—	$—
Accruals (credited) charged to earnings by segment
North American Lab	(0.2)	—	(0.2)	2.1	—	2.1
European Lab	—	—	—	—	—	—
Science Education	—	—	—	—	—	—
Cash payments/other	(5.4)	(0.2)	(5.6)	—	—	—
Balance at end of period	$4.2	$0.1	$4.3	$2.1	$—	$2.1

At March 31, 2006, $9.9 of our aggregate restructuring liabilities are included in accrued expenses and $6.3 are included in other long-term liabilities. At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities.

(5)   Goodwill and Other Intangible Assets

(a)         Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill included in the financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Acquisition.

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2006 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2006	$647.3	$195.0	$67.7	$910.0
Currency translation changes	(0.1)	5.1	—	5.0
Balance at March 31, 2006	$647.2	$200.1	$67.7	$915.0

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(b)          Other Intangible Assets

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization
	Period	March 31,	December 31,
	(Years)	2006	2005
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $15.1 and $13.2, respectively)	32.8	$230.8	$232.7
Customer relationships in Europe (net of accumulated amortization of $7.4 and $6.3, respectively)	20.5	70.2	69.5
Chemical supply agreements (net of accumulated amortization of $6.1 and $5.2, respectively)	10.0	24.0	24.2
Other (net of accumulated amortization of $0.6 and $0.4, respectively)	2.4	0.8	0.8
Total amortizable intangible assets (net of accumulated amortization of $29.2 and $25.1, respectively)		325.8	327.2
Indefinite-lived intangible assets:
Trademarks and tradenames		226.0	225.5
Total intangible assets, net		$551.8	$552.7

Amortization expense for the three months ended March 31, 2006 and 2005 was $3.9 and $3.6, respectively.

(6)   Debt

The following is a summary of our debt obligations:

	March 31,	December 31,
	2006	2005
Senior Secured Credit Facility	$496.4	$537.1
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
Loan from CDRV Holdings, Inc.	0.6	0.6
Bank loans	0.1	0.3
Capital leases	5.9	5.8
Total debt	1,023.0	1,063.8
Less short-term portion	(1.2)	(45.5)
Total long-term portion	$1,021.8	$1,018.3

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(a)         Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $646.4 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €121.8 million (or approximately $147.8 on a U.S. dollar equivalent basis as of March 31, 2006), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $348.6, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of March 31, 2006, we had $9.2 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $140.8.

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amount of the term loans are amortized in annual installments for the first six years and quarterly installments during the seventh year, subject to adjustments for prepayments.

Subject to certain exceptions, the Senior Secured Credit Facility is expected to be subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met. A prepayment of $44.5 was made in March 2006 based on excess cash flow (as defined) generated in 2005. This amount has been included in short-term bank debt in our consolidated balance sheet at December 31, 2005.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by our parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of March 31, 2006, none of the domestic subsidiaries of VWR met the definition of significant subsidiary under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of March 31, 2006, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.12% and 5.26%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminates on July 21, 2006. The 3-month EURIBOR rate was approximately 2.8% as of March 31, 2006.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit Facility requires us to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of March 31, 2006, the Company was in compliance with all covenants.

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

(7)   Defined Benefit Plans

The Company sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been the Company’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plans.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Net periodic pension cost for our U.S. defined benefit plan and our significant Non-U.S. defined benefit plans in Germany, France and the UK include the following components:

	Three Months Ended March 31,
	U.S. Plan		German, French and UK Plans
	2006	2005	2006	2005
Service cost	$0.7	$1.9	$0.7	$0.9
Interest cost	2.1	2.2	0.9	1.1
Expected return on plan assets	(2.3)	(2.1)	(0.9)	(1.0)
Recognized net actuarial loss	0.1	—	0.1	—
Net periodic pension cost	$0.6	$2.0	$0.8	$1.0

Net periodic pension cost for the U.S. defined benefit plan is lower in 2006 than 2005 as a result of a curtailment of the plan effective June 1, 2005. Future benefits were frozen effective May 31, 2005 for most participants. Most participants will earn no further benefits under the plan after that date.

The Company made combined contributions to the Non-U.S. defined benefit plans of approximately $0.3 for the three months ended March 31, 2006 and expects to make additional contributions to the U.S. plan and Non-U.S. plans of approximately $8.5 and $1.4, respectively, during the remainder of 2006.

(8)   Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$16.1	$5.1
Other comprehensive income (loss):
Foreign currency translation adjustment	6.2	(6.0)
Unrealized gain on derivatives, net of tax	0.5	0.3
Comprehensive income (loss)	$22.8	$(0.6)

(9)   Commitments and Contingencies

The Company is involved in various environmental, contractual and product liability cases and claims which are considered routine to our business and from time to time we are is named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Federal Cartel Office and is awaiting feedback in connection with this matter. At the current time we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $30.1 on a U.S. dollar equivalent basis as of March 31, 2006) related to our European Distribution Agreement with Merck KGaA. As of March 31, 2006, the unamortized net book value of these intangible assets is approximately  €19.8 million (or $24.0 on a U.S. dollar equivalent basis).

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated alleging a breach of contract and unliquidated damages. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

(10)   Segment Financial Information

The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

Selected segment financial information and reconciliation of reported operating income by segment to income before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Three Months Ended
	March 31,
	2006	2005
Net Sales
North American Lab	$492.2	$460.9
European Lab	272.9	268.8
Science Education	30.7	24.4
Total	$795.8	$754.1
Operating Income
North American Lab	$29.4	$14.6
European Lab	14.3	11.1
Science Education	2.4	(0.6)
Total	46.1	25.1
Interest income	(1.3)	(0.6)
Interest expense	20.7	18.4
Other income, net	0.8	(1.0)
Income before income taxes	$25.9	$8.3

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We acquired AGB Scientific Ltd. (“AGB”) and Advanced Instruments Sales & Service, Inc. (“AI”) on April 1, 2005 and Technical Service Lab B.V. (“TSL”) on July 1, 2005. The results of AGB and TSL have been included in the European Lab segment and the results of AI have been included in the North American Lab segment from the date of the acquisitions. AGB had net sales of $7.9 million, gross profit of $2.3 million and operating income of $0.4 million for the three months ended March 31, 2006. AI had net sales of $3.4 million, gross profit of $1.5 million and operating loss of $0.2 million for the three months ended March 31, 2006. TSL had net sales of $0.5 million, gross profit of $0.4 million and break-even operating results for the three months ended March 31, 2006.

Compliance with the Sarbanes-Oxley Act

We launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the mandatory compliance date of December 31, 2007. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure.

A component of this program will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address all of our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our management team from, day-to-day activities.

Constant Currency Analysis

We maintain operations in North America and in Europe. Approximately 42% of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” disclosures in the following discussion and analysis to quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that this calculation is a useful measure, indicating true operating performance. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our financial position.

Restructuring

Since the Acquisition, we have initiated various restructuring activities designed to rationalize operating costs and improve our operating and administrative capabilities. We recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe due to the reorganization of our European sales and marketing functions. In early 2005, we recorded additional restructuring accruals of $24.5 million, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Throughout 2005, the Company recorded various restructuring charges in response to relatively static market conditions and implemented reductions in force and other cost containment measures that did not qualify as acquisition costs. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million for the year ended December 31, 2005. These programs are complete and no such charges were recorded in the first quarter of 2006. During the three months ended March 31, 2006 we reversed $0.2 million of these accruals related to North American Lab programs. For the three months ended March 31, 2005 we recorded $2.1 million of such charges related to North American Lab programs.

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended
	March 31,
	2006	% Change	2005
North American Lab	$492.2	6.8%	$460.9
European Lab	272.9	1.5%	268.8
Science Education	30.7	25.8%	24.4
Total	$795.8	5.5%	$754.1

Net sales for the three months ended March 31, 2006 increased $41.7 million over the comparable period of 2005. Foreign currency unfavorably impacted net sales by $21.1 million and the acquisitions of AGB, AI and TSL favorably impacted net sales by $11.8 million for the three months ended March 31, 2006. Excluding these effects, net sales increased by 6.8% from the comparable period of 2005 reflecting a few additional billing days and improved pricing, particularly in North American Lab.

Net sales in the North American Lab segment for the three months ended March 31, 2006 increased $31.3 million over the comparable period of 2005. The acquisition of AI and the effects of foreign currency each accounted for $3.4 million of the increase. Excluding these effects, net sales increased 5.3% from the comparable period of 2005 reflecting two additional billing days and improved pricing. For the three months ended March 31, 2006 our net sales in the bio-pharmaceutical and education markets experienced low-single digit growth, our net sales in the industrial market achieved mid-single digit growth and our net sales in the production safety and clinical markets achieved growth of approximately 11%.

Net sales in the European Lab segment for the three months ended March 31, 2006 increased $4.1 million over the comparable period of 2005. Foreign currency unfavorably impacted net sales by $24.5 million and the acquisitions of AGB and TSL favorably impacted net sales by $8.4 million for the three months ended March 31, 2006. Excluding these effects, net sales increased 7.5% from the comparable period of 2005 reflecting approximately three additional billing days, improved pricing, and growth in private label consumables and equipment sales. For the three months ended March 31, 2006 our net sales in the bio-pharmaceutical market achieved mid-single digit growth, our net sales in the industrial market achieved growth of approximately 13% and our net sales in the education market experienced low-single digit growth. These increases were partially offset by declines in our resellers and clinical markets.

Net sales in the Science Education segment for the three months ended March 31, 2006 increased $6.3 million or 25.8% over the comparable period of 2005. This increase was primarily driven by significant increases in our publishers market and the fulfillment of a large international order.

Gross Profit

The following table presents gross profit for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended
	March 31,
	2006	2005
Gross profit	$214.4	$192.7
Percentage of net sales (gross margin)	26.9%	25.6%

Gross profit for the three months ended March 31, 2006 increased $21.7 million over the comparable period of 2005. Foreign currency unfavorably impacted gross profit by $6.8 million and the acquisitions of AGB, AI and TSL favorably impacted gross profit by $4.2 million for the three months ended March 31, 2006. Excluding these effects, gross profit increased 12.6% from the comparable period of 2005 reflecting the additional billing days and improved pricing discussed above. Our gross margin percentages improved significantly in our North American Lab and Science Education segments and slightly in our European Lab segment. The gross margin increase in North American Lab is primarily a result of favorable pricing, better mix and improved recovery of freight costs. The gross margin increase in Science Education is primarily a result of increased margins related to our publishers business, partially offset by increased international net sales with lower margins.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses (“SG&A”) for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended
	March 31,
	2006	2005
Selling, general and administrative expenses	$168.5	$165.5
Percentage of net sales	21.2%	21.9%

SG&A for the three months ended March 31, 2006 increased $3.0 million over the comparable period of 2005. Foreign currency favorably impacted SG&A by $5.7 million and the acquisitions of AGB, AI and TSL unfavorably impacted SG&A by $4.0 million for the three months ended March 31, 2006. Excluding these effects, SG&A increased $4.7 million or 2.8% from the comparable period of 2005. This increase includes costs associated with a one-time bonus for our President and Chief Executive Officer of $1.1 million, duplicate expenditures incurred in our UK operations related to the transition of certain services of $0.8 million, severance for certain personnel of $0.5 million and stock-based compensation of $0.4 million. The balance of the increase reflects spending in selected areas and inflation; partially offset by savings from our prior restructuring programs.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
North American Lab	$29.4	6.0%	$14.6	3.2%
European Lab	14.3	5.2%	11.1	4.1%
Science Education	2.4	7.8%	(0.6)	(2.5)%
Total	$46.1	5.8%	$25.1	3.3%

As a result of the factors described above, operating income for the three months ended March 31, 2006 increased $21.0 million over the comparable period of 2005. The restructuring programs and acquisitions discussed above favorably impacted operating income by $2.3 million and $0.2 million, respectively, and foreign currency unfavorably impacted operating income by $1.1 million from the comparable period of 2005. Excluding these effects, operating income increased $19.6 million or 72.1% from the comparable period of 2005. This increase was the result of a gross profit increase of $24.3 million, partially offset by an SG&A increase of $4.7 million.

Operating income in the North American Lab segment for the three months ended March 31, 2006 increased $14.8 million over the comparable period of 2005. The restructuring programs discussed above and foreign currency favorably impacted operating income by $2.3 million and $0.2 million, respectively, and the acquisition of AI unfavorably impacted operating income by $0.2 million from the comparable period of 2005. Excluding these effects, operating income increased $12.5 million or 74.9% from the comparable period of 2005. This increase was the result of a gross profit increase of $14.2 million, partially offset by an SG&A increase of $1.7 million.

Operating income in the European Lab segment for the three months ended March 31, 2006 increased $3.2 million over the comparable period of 2005. Foreign currency unfavorably impacted operating income by $1.3 million and the acquisitions of AGB and TSL favorably impacted operating income by $0.4 million from the comparable period of 2005. Excluding these effects, operating income increased $4.1 million or 36.9% from the comparable period of 2005. This increase was the result of a gross profit increase of $7.0 million, partially offset by an SG&A increase of $2.9 million.

Operating income in the Science Education segment for the three months ended March 31, 2006 increased $3.0 million over the comparable period of 2005. The increase for the three months ended March 31, 2006 is the result of increased gross profit of $3.1 million, partially offset by an SG&A increase of $0.1 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three months ended March 31, 2006, increased to $19.4 million from $17.8 million for the comparable period of 2005. This increase is due to higher variable interest rates on the Senior Secured Credit Facility term loans, partially offset by increased interest income earned on our cash and cash equivalents.

Other Expense (Income), net

Other expense, net was $0.8 million for the three months ended March 31, 2006 compared to other income, net of $1.0 million for the comparable period of 2005. The change is primarily due to a net exchange loss of $1.0 million in 2006 and a net exchange gain of $0.7 million in 2005.

Income Taxes

The effective income tax rate for the three months ended March 31, 2006 was 37.8% compared to 38.6% for the comparable period of 2005. The 2005 effective tax rate was adversely impacted by losses and related valuation allowances associated with our operations in France and a valuation allowance for U.S. foreign tax credits. In 2006, we do not anticipate such significant unfavorable impacts.

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

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations and borrowings under the Senior Secured Credit Facility.

Based on current operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under the revolving credit facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.

Working capital, excluding cash and debt, was $208.2 million and $225.4 million at March 31, 2006 and December 31, 2005, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 49.9 days and 48.2 days for the quarterly periods ended March 31, 2006 and December 31, 2005, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate. The increase in our trade receivables as of March 31, 2006 from December 31, 2005 is primarily due to net sales growth.

Inventories.   Days supply of inventory were 40.2 days and 43.1 days for the quarterly periods ended March 31, 2006 and December 31, 2005, respectively, due to focused efforts to reduce our inventories on hand.

Accounts Payable.   Days payables outstanding were 59.3 days and 59.1 days for the quarterly periods ended March 31, 2006 and December 31, 2005, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended
	March 31,
	2006	2005
Cash flow from operations, excluding working capital	$26.4	$20.3
Cash flow from working capital changes, net	30.5	47.0
Cash flow from operations	$56.9	$67.3

We generated $56.9 million of cash flow from operations during the three months ended March 31, 2006 compared to $67.3 million during the comparable period of 2005. The decrease in cash flow from operations is primarily the result of lower cash flow from working capital changes, partially offset by the increase in net income.

Net cash used in investing activities was $4.8 million for the three months ended March 31, 2006 compared to $4.1 million for the comparable period of 2005. This increase is primarily due to increased capital expenditures of $0.5 million. We anticipate increased capital expenditures in 2006 over 2005 amounts.

Net cash used in financing activities was $55.1 million for the three months ended March 31, 2006 compared to cash used in financing activities of $30.9 million for the comparable period of 2005. This increase is comprised of increased net debt payments of $41.1 million, which includes the $44.5 million principal payment on the Senior Secured Credit Facility, partially offset by a decrease in net change in bank checks outstanding of $16.9 million.

Under the credit agreement for the Senior Secured Credit Facility, beginning in 2006, Excess Cash Flow (as defined in the credit agreement) from the prior year will be required to be used to prepay credit agreement debt. On March 31, 2006, we prepaid $44.5 million on the Senior Secured Credit Facility term loans as required by the Excess Cash Flow provisions. Based upon current levels of operations and expectations as to future growth, we believe that cash on hand, cash to be generated from operations, together with amounts available under the $150.0 million five year multi-currency revolving credit facility, which is a component of the Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of the Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of March 31, 2006, we had $123.1 million of cash and cash equivalents on hand.

As of March 31, 2006, we had outstanding indebtedness of $1,023.0 million, which consists primarily of $520.0 million aggregate principal amount of notes, a $348.6 million U.S. dollar-denominated term loan, and a $147.8 million Euro-denominated term loan.

Indebtedness

Senior Secured Credit Facility.   The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €121.8 million (approximately $147.8 million on a U.S. dollar equivalent basis as of March 31, 2006), (2) a term loan facility denominated in U.S. dollars in an aggregate principal amount currently outstanding at $348.6 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of March 31, 2006, there was no outstanding balance on the multi-currency revolving credit facility. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of March 31, 2006, we had $9.2 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $140.8 million.

Senior and Senior Subordinated Notes.   The 6 7/8% senior notes and 8% senior subordinated notes mature on April 15, 2012 and April 15, 2014, respectively, in aggregate principal amounts of $200.0 million and $320.0 million, respectively.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At March 31, 2006, the Company was in compliance with all such covenants.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. We were in compliance with these financial covenants as of March 31, 2006.

Credit Agreement EBITDA as presented herein is a financial performance measure that is used in the credit agreement for the Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-

recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends to CDRV Holdings, Inc.

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

The following table presents a calculation of Credit Agreement EBITDA for the twelve months ended March 31, 2006 (dollars in millions):

(Unaudited)
Income before cumulative effect of a change in accounting principle(1)	$52.8
Income tax provision(1)	37.6
Interest expense, net(1)	75.9
Depreciation and amortization(1)	33.7
Non-cash charges(2)	12.5
Other extraordinary, unusual or non-recurring items(3)	18.1
Credit Agreement EBITDA	$230.6

(1)          These amounts include the four quarters during the twelve months ended March 31, 2006 as reported in the respective Form 10-Q or Form 10-K.

(2)          Non-cash charges include pension, postretirement and post employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; charges for equity compensation and LIFO adjustments.

(3)          Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

	Debt to Credit Agreement	Credit Agreement EBITDA
	EBITDA Leverage	to Interest Expense
Test Period	Ratio Not More Than	Ratio Not Less Than
December 31, 2005 - December 30, 2006	7.00 to 1.00	1.90 to 1.00
December 31, 2006 - December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007 - December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008 - December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009 - December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the twelve months ended March 31, 2006:

(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.4
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.3

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

Debt of CDRV Investors, Inc.

CDRV Investors, Inc., our indirect parent, issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due 2015 (“CDRV Senior Discount Notes”) on December 16, 2004. The net proceeds of the issuance were used to pay a dividend to the holders of the common stock of CDRV Investors, Inc. The CDRV Senior Discount Notes are senior unsecured obligations of CDRV Investors, Inc. and are structurally subordinated to all obligations and other liabilities of CDRV Investors, Inc.’s existing and future subsidiaries, including us. No cash interest will accrue on the CDRV Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent funds are available for distribution to CDRV Investors, Inc. under specified provisions of the indentures governing our senior notes and senior subordinated notes and applicable law. As of March 31, 2006, the accreted value of the CDRV Senior Discount Notes was $338.2 million.

We do not guarantee the obligations under the CDRV Senior Discount Notes. The terms of the Senior Secured Credit Facility and the indentures governing our senior notes and senior subordinated notes significantly restrict us from making distributions and otherwise transferring assets to CDRV Investors, Inc.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005 for the Company’s critical accounting policies.

Forward-Looking Statements

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and elsewhere in our Form 10-K and in this Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A - Quantitative and Qualitative Disclosures about Market Risk” included in our annual report on Form 10-K for the year ended December 31, 2005, for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of March 31, 2006.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

For information regarding legal proceedings, see Note 9 in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A—Risk Factors

There have been no material changes to the risk factors that are included in our annual report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

Item 5—Other Information

The form of Restricted Stock Unit Agreement (the “Agreement”) that will be used to grant awards of restricted stock units in CDRV Investors, Inc. to certain of the Company’s executive officers and other key employees pursuant to the CDRV Investors, Inc. Stock Incentive Plan was amended to comply with transition rules promulgated under § 409A of the Internal Revenue Code. The amendment provides that the restricted stock units will not be settled in 2006 as a result of a change of control or termination of a grantee’s employment due to the grantee’s death or disability.

This description of the Agreement is qualified in its entirety by the actual terms of the Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by this reference.

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
10.1	Form of Restricted Stock Unit Agreement under CDRV Investors, Inc. Stock Incentive Plan	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR INTERNATIONAL, INC.
By:	/s/ Jack L. Wyszomierski
Name:	Jack L. Wyszomierski
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

May 11, 2006