Form 10-Q
period 2006-06-30
VWR International, Inc.
filed 2006-08-11
CIK 1300446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
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

As of June 30, 2006, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 11, 2006 was 100.

VWR INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

VWR INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$143.2	$126.1
Trade accounts receivable, less reserves of $8.7 and $6.6, respectively	448.2	407.3
Other receivables	26.1	30.8
Inventories	258.5	270.4
Other current assets	32.6	30.6
Total current assets	908.6	865.2
Property and equipment, net	159.0	156.8
Investments	8.1	7.8
Goodwill	932.6	910.0
Other intangible assets, net	557.8	552.7
Deferred income taxes	5.6	5.6
Other assets	43.7	44.3
Total assets	$2,615.4	$2,542.4
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of bank debt and current portion of capital lease obligations	$6.4	$45.5
Accounts payable	375.6	370.3
Accrued expenses	173.8	143.4
Total current liabilities	555.8	559.2
Long-term debt	1,019.7	1,013.3
Capital lease obligations	4.9	5.0
Other long-term liabilities	90.6	87.1
Deferred income taxes	232.6	233.5
Total liabilities	1,903.6	1,898.1
Parent Company common stock purchase subject to guarantee agreement	2.6	2.6
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	562.4	557.4
Retained earnings	107.6	73.2
Unamortized value of restricted stock issued	—	(1.6)
Accumulated other comprehensive income	39.2	12.7
Total stockholders’ equity	709.2	641.7
Total liabilities and stockholders’ equity	$2,615.4	$2,542.4

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$815.0	$794.8	$1,610.8	$1,548.9
Cost of goods sold	595.9	594.0	1,177.3	1,155.4
Gross profit	219.1	200.8	433.5	393.5
Selling, general and administrative expenses	174.3	163.0	342.8	328.5
Restructuring (credits) charges	(0.8)	5.1	(1.0)	7.2
Operating income	45.6	32.7	91.7	57.8
Interest income	(1.5)	(0.4)	(2.8)	(1.0)
Interest expense	20.3	18.8	41.0	37.2
Other (income) expense, net	(0.4)	(0.9)	0.4	(1.9)
Income before income taxes	27.2	15.2	53.1	23.5
Income tax provision	8.9	6.0	18.7	9.2
Net income	$18.3	$9.2	$34.4	$14.3

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Six Months Ended June 30, 2006
(Dollars in millions)
(Unaudited)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income	Total
Balance at January 1, 2006	$—	$557.4	$73.2	$(1.6)	$12.7	$641.7
Equity reclassification (Note 4(b))	—	(1.6)	—	1.6	—	—
Capital contributions	—	4.1	—	—	—	4.1
Capital contribution for compensation expense recognized for Parent Company options	—	2.2	—	—	—	2.2
Tax benefit related to Parent Company stock options	—	0.1	—	—	—	0.1
Capital contribution for compensation expense recognized for amortization of Parent Company restricted common stock	—	0.2	—	—	—	0.2
Comprehensive income:
Net income	—	—	34.4	—	—	34.4
Foreign currency translation adjustment	—	—	—	—	27.0	27.0
Unrealized loss on derivatives, net of tax	—	—	—	—	(0.5)	(0.5)
Total comprehensive income						60.9
Balance at June 30, 2006	$—	$562.4	$107.6	$—	$39.2	$709.2

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$34.4	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	16.9
Gain on sale of assets	(0.7)	(0.1)
Non-cash equity compensation expense	2.4	—
Amortization of debt issuance costs	2.7	2.7
Deferred income tax (benefit) expense	(1.3)	4.9
Provision for doubtful accounts	3.1	1.7
Changes in working capital:
Trade accounts receivable	(27.4)	(24.0)
Other receivables	5.5	3.4
Inventories	18.9	(9.0)
Other assets	(3.8)	(10.7)
Accounts payable	11.8	59.1
Other liabilities	18.0	(17.4)
Net cash provided by operating activities	79.8	41.8
Cash flows from investing activities:
Capital expenditures	(10.0)	(8.5)
Acquisitions of businesses and other intangible assets	(0.6)	(41.4)
Transaction costs	(0.2)	(1.0)
Proceeds from sales of property and equipment	5.1	0.3
Net cash used in investing activities	(5.7)	(50.6)
Cash flows from financing activities:
Proceeds from debt	0.2	2.4
Repayment of debt	(45.5)	(7.8)
Net change in bank checks outstanding	(18.0)	(24.9)
Capital contributions	4.1	—
Net cash used in financing activities	(59.2)	(30.3)
Effect of exchange rate changes on cash	2.2	(3.7)
Net increase (decrease) in cash and cash equivalents	17.1	(42.8)
Cash and cash equivalents beginning of period	126.1	116.1
Cash and cash equivalents end of period	$143.2	$73.3
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38.4	$33.9
Income taxes paid, net	$6.7	$9.0

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)

(1) Nature of Operations, Background and Basis of Presentation

(a) Nature of Operations

VWR International, Inc. (“VWR”, the “Company”, “we” or “our”) distributes scientific supplies, chemicals, and equipment, primarily in North America and Europe. The business is diversified across products and services, customer groups, and geography. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments distribute scientific supplies to customers engaged in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education manufactures and distributes scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

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

The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(1) Nature of Operations, Background and Basis of Presentation (Continued)

results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(2) New Accounting Standard

During July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Statement clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; derecognition; classification; interest and penalties; accounting in interim periods; disclosures; and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this Interpretation will have on our consolidated financial statements.

(3) Acquisitions

On April 1, 2005, we acquired AGB Scientific Ltd. (“AGB”) and Advanced Instruments Sales & Services, Inc. (“AI”) for cash consideration of approximately $40.6 and common stock of approximately $0.5. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. AI performs services and distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. On July 1, 2005, we acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of AGB and TSL have been included in the European Lab segment from the date of acquisition. The results of AI have been included in the North American Lab segment from the date of acquisition.

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

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(3) Acquisitions (Continued)

Had these acquisitions occurred at the beginning of 2005, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

Cash consideration for these acquisitions was funded from cash and cash equivalents on hand.

(4) Stock-Based Compensation

(a)    Stock Options

CDRV adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, CDRV’s board of directors may grant rights to purchase shares of CDRV common stock and options to purchase shares of CDRV common stock to any of our executive officers or other employees, including our named executive officers. Under the Stock Plan, the board of directors may also grant shares of CDRV common stock, rights to purchase shares of CDRV common stock and other share-based awards to our directors, who are not also our employees or associated with Clayton, Dubilier & Rice (“CD&R”). Options granted under the plan vest in equal annual installments on each of the first five anniversaries of the grant date and expire ten years from the grant date. As of June 30, 2006, there were 1,026,591 shares of CDRV common stock available for all types of awards. Based on shares issued, options outstanding and restricted units granted under the Stock Plan as of June 30, 2006, there are 134,145 shares available for future awards.

During the first quarter of 2006, CDRV had the following stock transactions with our employees, directors and former employees. Closed an offering with our new President and Chief Executive Officer for the purchase of 19,643 shares at $56.00 per share. The offer to purchase the shares was issued in the fourth quarter of 2005 and the fair value of the shares was subsequently determined to be $75 per share. In accordance with the guidance set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), we recorded a compensation charge in the fourth quarter of 2005 of $0.7 applying the intrinsic value guidance set forth in APB 25. Coincident with this purchase, this executive was granted options to purchase 58,929 shares at $75.00 per share. Issued 1,049 shares to certain directors who are not also our employees or associated with CD&R for director compensation and issued 1,360 shares at $50.52 per share in connection with the exercise of vested stock options.

During the second quarter of 2006, CDRV had the following stock transactions with our employees, directors and former employees. Offered 85 of our officers and employees the option to purchase 40,166 shares at $75.00 per share. The fair value of this purchase option, calculated in accordance with the provisions of SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), of $1.3 was charged to operations in the second quarter of 2006. CDRV closed the offering with 51 of our officers and employees for the purchase of 25,070 shares in the second quarter of 2006 and will grant these officers and employees 50,140 options at grant date fair value during the third quarter of 2006. As a result of the delay in the issuance of the options, these officers and employees will receive a special bonus totaling $2.2 in the third quarter of 2006, which will be recorded as a compensation charge, primarily in the third quarter of 2006. Issued 736 shares to certain directors who are not also our employees or associated with CD&R for director compensation and issued 19,600 shares at $50.52 per share in connection with the exercise of vested stock options.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

During the six months ended June 30, 2005, CDRV had the following stock transactions with our employees and directors. Closed offerings in respect of 15 of our officers and employees for the purchase of 21,210 shares at $56.00 per share and granted options to purchase 42,420 shares at $56.00 per share. In connection with the acquisition of AI discussed in Note 3, issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares at $56.00 per share. Closed an offering with 1 of our directors for 447 shares at $56.00 per share and issued 2,812 shares to certain directors who are not also our employees or associated with CD&R for director compensation.

These stock issuances are reflected as capital contributions from CDRV of $4.1 and $1.8 for the six months ended June 30, 2006 and 2005, respectively.

Effective January 1, 2006, the Company adopted SFAS 123R, which requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The Company previously accounted for stock options granted to our employees using the intrinsic value method of APB 25. Under APB 25, the Company did not recognize compensation expense for CDRV options granted to our employees because such options had an exercise price equal to their fair market value on the date of grant. Compensation costs related to the grant of stock-based compensation is recorded in our financial statements with a corresponding capital contribution from CDRV.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost includes the cost for all options granted prior to, but not yet vested as of January 1, 2006 and all prospective awards without restatement of prior periods. The impact of adopting SFAS 123R, including the charge for the purchase option of $1.3 discussed above, for the three and six months ended June 30, 2006 was an increase to selling, general and administrative expenses of $1.8 and $2.2, respectively, and a reduction to income tax provision of $0.7 and $0.9, respectively.

Had compensation expense for CDRV stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the provisions of SFAS 123R, the Company’s net income for the three and six months ended June 30, 2005 would have approximated the pro-forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$9.2	$14.3
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)	(0.6)
Pro-forma net income	$8.9	$13.7

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

The fair value of each option was estimated using the Black-Scholes option-pricing model. No options were granted during the three months ended June 30, 2006. The weighted average fair value of options granted and the assumptions used for each of the reporting periods when options were granted are as follows:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2005	2006	2005
Fair value of options granted	$25.57	$33.61	$25.57
Risk-free interest rate	4.10%	4.76%	4.10%
Expected life of options	6.5 years	6.5 years	6.5 years
Volatility	38%	35%	38%
Expected dividend yield	0.0%	0.0%	0.0%

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

Information regarding CDRV stock options granted to our employees under the Stock Plan for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	483,728	$51.24
Granted	58,929	75.00
Forfeited	(46,608)	50.52
Canceled	(752)	50.52
Exercised	(20,960)	50.52
Outstanding at June 30, 2006	474,337	54.30
Exercisable at June 30, 2006	86,142	51.29

Cash received by CDRV as a result of CDRV stock options exercised was $1.1 for the six months ended June 30, 2006. In connection with these exercises, the tax benefit realized by the Company was $0.1 for the six months ended June 30, 2006.

Total intrinsic value related to CDRV stock options exercised was $0.5 for the three and six months ended June 30, 2006. No options were exercised during the three and six months ended June 30, 2005.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

Information regarding unvested CDRV stock options for the six months ended June 30, 2006 is as follows:

		Weighted
	Number	Average
	of	Fair
	Shares	Value
Unvested options at January 1, 2006	398,330	$17.18
Granted	58,929	33.61
Forfeited	(46,608)	15.58
Vested	(22,456)	20.94
Unvested options at June 30, 2006	388,195	19.65

The following is a summary of outstanding CDRV stock options as of June 30, 2006.

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining	Number	Aggregate	Number	Aggregate
Exercise	Contractual	of	Intrinsic	of	Intrinsic
Price	Life (Years)	Shares	Value	Shares	Value
$50.52	8.3	351,630	$24.1	74,086	$5.1
56.00	8.8	63,778	4.0	12,056	0.8
75.00	9.7	58,929	2.6	—	—
		474,337	$30.7	86,142	$5.9

(b) Restricted Stock Units

In 2005, CDRV granted 21,333 CDRV restricted stock units with a total fair value of approximately $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will all vest earlier in certain circumstances if CDRV has a change in control. The granting of these units was reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. In accordance with the provisions of SFAS 123R, the unamortized value of restricted stock issued of $1.6 as of the adoption date of January 1, 2006 was eliminated against additional paid-in capital. The unearned compensation is being amortized as compensation expense over the five-year vesting period of the restricted units granted. Compensation expense related to these restricted stock units was $0.1 and $0.2 for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, the aggregate estimated future compensation expense related to nonvested options outstanding and the unamortized value of restricted stock issued is $7.8. This expense will be recognized over a weighted average period of 3.9 years.

It is CDRV’s policy to issue new shares upon share option exercise or restricted stock unit conversion.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(5) Restructuring

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

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance at January 1, 2006	$7.6	$5.6	$13.2
Cash payments/other	(2.7)	(1.4)	(4.1)
Currency translation changes	0.4	0.4	0.8
Balance at June 30, 2006	$5.3	$4.6	$9.9

(b)   Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations related to severance and facility exit costs of approximately $5.1 and $7.2 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2006 we reversed $0.8 and $1.0, respectively, of excess accruals and credited operations as a result of the re-deployment of certain personnel originally included in the programs and net reductions to other estimated severance and termination benefit accruals.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(5) Restructuring (Continued)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Three Months Ended June 30,
	2006			2005
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$4.2	$0.1	$4.3	$2.1	$—	$2.1
Accruals (credited) charged to earnings by segment
North American Lab	(0.8)	—	(0.8)	1.8	—	1.8
European Lab	—	—	—	1.8	1.5	3.3
Cash payments/other	(1.2)	—	(1.2)	(2.1)	—	(2.1)
Currency translation changes	0.1	—	0.1	—	—	—
Balance at end of period	$2.3	$0.1	$2.4	$3.6	$1.5	$5.1

	Six Months Ended June 30,
	2006			2005
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$9.8	$0.3	$10.1	$—	$—	$—
Accruals (credited) charged to earnings by segment
North American Lab	(1.0)	—	(1.0)	3.9	—	3.9
European Lab	—	—	—	1.8	1.5	3.3
Cash payments/other	(6.6)	(0.2)	(6.8)	(2.1)	—	(2.1)
Currency translation changes	0.1	—	0.1	—	—	—
Balance at end of period	$2.3	$0.1	$2.4	$3.6	$1.5	$5.1

At June 30, 2006, $6.0 of our aggregate restructuring liabilities are included in accrued expenses and $6.3 are included in other long-term liabilities. At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities.

(6) Goodwill and Other Intangible Assets

(a)   Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill included in the financial statements primarily represents the excess of acquisition cost over the fair value of net assets acquired in connection with the Acquisition.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(6) Goodwill and Other Intangible Assets (Continued)

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2006 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2006	$647.3	$195.0	$67.7	$910.0
Purchase accounting adjustment for the TSL acquisition	—	(1.0)	—	(1.0)
Currency translation changes	7.5	16.1	—	23.6
Balance at June 30, 2006	$654.8	$210.1	$67.7	$932.6

(b) Other Intangible Assets

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization
	Period	June 30,	December 31,
	(Years)	2006	2005
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $16.7 and $13.2, respectively)	32.8	$230.1	$232.7
Customer relationships in Europe (net of accumulated amortization of $8.9 and $6.3, respectively)	20.3	74.3	69.5
Chemical supply agreements (net of accumulated amortization of $7.2 and $5.2, respectively)	10.0	24.5	24.2
Other (net of accumulated amortization of $0.8 and $0.4, respectively)	3.0	0.4	0.8
Total amortizable intangible assets (net of accumulated amortization of $33.6 and $25.1, respectively)		329.3	327.2
Indefinite-lived intangible assets:
Trademarks and tradenames		228.5	225.5
Total intangible assets, net		$557.8	$552.7

Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Amortization expense	$3.9	$3.6	$7.8	$7.2

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(7) Debt

The following is a summary of our debt obligations:

	June 30,	December 31,
	2006	2005
Senior Secured Credit Facility	$504.2	$537.1
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
Loan from CDRV Holdings, Inc.	0.6	0.6
Bank loans	0.3	0.3
Capital leases	5.9	5.8
Total debt	1,031.0	1,063.8
Less short-term portion	(6.4)	(45.5)
Total long-term portion	$1,024.6	$1,018.3

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $654.2 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €121.8 million (or approximately $155.6 on a U.S. dollar equivalent basis as of June 30, 2006), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $348.6, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of June 30, 2006, we had $9.6 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $140.4.

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

Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met. A prepayment of $44.5 was made in March 2006 based on excess cash flow (as defined) generated in 2005. This amount was included in short-term bank debt in our consolidated balance sheet at December 31, 2005.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(7) Debt (Continued)

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by our parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of June 30, 2006, none of the domestic subsidiaries of VWR met the definition of significant subsidiary under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of June 30, 2006, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.34% and 5.53%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminated on July 21, 2006. The 3-month EURIBOR rate was approximately 3.1% as of June 30, 2006.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit Facility requires us to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of June 30, 2006, the Company was in compliance with all covenants.

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(7) Debt (Continued)

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

(8) Defined Benefit Plans

The Company sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been the Company’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plans.

Net periodic pension cost for our U.S. defined benefit plan and our significant Non-U.S. defined benefit plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended June 30,
			German, French
	U.S. Plan		and UK Plans
	2006	2005	2006	2005
Service cost	$0.7	$1.4	$0.7	$0.9
Interest cost	2.1	2.1	1.1	1.1
Expected return on plan assets	(2.2)	(2.1)	(0.9)	(1.0)
Recognized net actuarial loss	0.1	—	0.1	—
Net periodic pension cost	$0.7	$1.4	$1.0	$1.0

	Six Months Ended June 30,
			German, French
	U.S. Plan		and UK Plans
	2006	2005	2006	2005
Service cost	$1.4	$3.3	$1.4	$1.8
Interest cost	4.2	4.3	2.0	2.2
Expected return on plan assets	(4.5)	(4.2)	(1.8)	(2.0)
Recognized net actuarial loss	0.2	—	0.2	—
Net periodic pension cost	$1.3	$3.4	$1.8	$2.0

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(8) Defined Benefit Plans (Continued)

Net periodic pension cost for the U.S. plan is lower in 2006 than 2005 primarily as a result of a curtailment of the plan effective June 1, 2005. Future benefits were frozen effective May 31, 2005 for most participants and most participants will earn no further benefits under the plan after that date. This curtailment was recorded as reductions to pension liabilities, goodwill and deferred tax assets in 2005.

The Company made contributions to the U.S. and Non-U.S. plans of approximately $4.0 and $0.8 for the six months ended June 30, 2006, respectively, and expects to make additional contributions to the U.S. and Non-U.S. plans of approximately $4.4 and $0.9, respectively, during the remainder of 2006.

(9)   Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$18.3	$9.2	$34.4	$14.3
Other comprehensive income (loss):
Foreign currency translation adjustment	20.8	(27.4)	27.0	(33.4)
Unrealized (loss) gain on derivatives, net of tax	(1.0)	0.4	(0.5)	0.7
Comprehensive income (loss)	$38.1	$(17.8)	$60.9	$(18.4)

(10)   Commitments and Contingencies

The Company is involved in various environmental, contractual and product liability cases and claims which are considered routine to our business and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting formal feedback in connection with this matter. At the current time we cannot complete our assessment as to the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $31.7 on a U.S. dollar equivalent basis as of June 30, 2006) related to our European Distribution Agreement with Merck KGaA. As of June 30, 2006, the unamortized net book value of these intangible assets is approximately  €19.2 million (or $24.5 on a U.S. dollar equivalent basis).

VWR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(10)   Commitments and Contingencies (Continued)

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. On April 5, 2006, Corning amended its complaint to allege additional trademark and unfair competition claims. On May 2, 2006, the Company filed a motion to dismiss Corning’s breach of contract claim. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

(11)   Segment Financial Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
North American Lab	$500.3	$479.5	$992.5	$940.4
European Lab	277.6	281.2	550.5	550.0
Science Education	37.1	34.1	67.8	58.5
Total	$815.0	$794.8	$1,610.8	$1,548.9
Operating Income
North American Lab	$27.3	$19.7	$56.7	$34.3
European Lab	14.4	10.4	28.7	21.5
Science Education	3.9	2.6	6.3	2.0
Total	45.6	32.7	91.7	57.8
Interest income	(1.5)	(0.4)	(2.8)	(1.0)
Interest expense	20.3	18.8	41.0	37.2
Other (income) expense, net	(0.4)	(0.9)	0.4	(1.9)
Income before income taxes	$27.2	$15.2	$53.1	$23.5

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

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab, and Science Education. Both the North American Lab and European Lab segments distribute scientific supplies to customers in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education manufactures and distributes scientific supplies and specialized kits principally to primary and secondary schools in North America.

Acquisitions

We acquired AGB Scientific Ltd. (“AGB”) and Advanced Instruments Sales & Service, Inc. (“AI”) on April 1, 2005 and Technical Service Lab B.V. (“TSL”) on July 1, 2005. The results of AGB and TSL have been included in the European Lab segment and the results of AI have been included in the North American Lab segment from the date of the acquisitions.

Restructuring

Since the Acquisition on April 7, 2004, we have initiated various restructuring activities designed to rationalize operating costs and improve our operating and administrative capabilities. We recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe primarily due to the reorganization of our European sales and marketing functions. In early 2005, we recorded additional restructuring accruals of $24.5 million, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Throughout 2005, the Company recorded various restructuring charges in response to relatively static market conditions and implemented reductions in force and other cost containment measures that did not qualify as acquisition costs. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million for the year ended December 31, 2005. For the three months ended June 30, 2005 we recorded $1.8 million of such charges related to North American Lab programs and $3.3 million related to European Lab programs. For the six months ended

June 30, 2005 we recorded $3.9 million of such charges related to North American Lab programs and $3.3 million related to European Lab programs.

These programs are complete and no such charges have been recorded in 2006. During the three and six months ended June 30, 2006 we reversed $0.8 million and $1.0 million, respectively, of excess accruals related to North American Lab programs.

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

Compliance with the Sarbanes-Oxley Act

We launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the mandatory compliance date of December 31, 2007. Compliance with these requirements has required significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and changes in systems design, security and structure.

A component of this program is focused on the quality, security, and functionality of our information systems. While we have developed sound plans to address all of our compliance requirements and believe our efforts to date have been effective, there can be no assurance that future efforts will not have an impact on, or potentially distract our management team from, day-to-day activities.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
North American Lab	$500.3	4.3%	$479.5	$992.5	5.5%	$940.4
European Lab	277.6	(1.3)%	281.2	550.5	0.1%	550.0
Science Education	37.1	8.8%	34.1	67.8	15.9%	58.5
Total	$815.0	2.5%	$794.8	$1,610.8	4.0%	$1,548.9

Net sales for the three and six months ended June 30, 2006 increased $20.2 million and $61.9 million, respectively, over the comparable periods of 2005. Foreign currency and the acquisition of TSL favorably impacted net sales by $4.2 million and $0.7 million, respectively, for the three months ended June 30, 2006. Foreign currency unfavorably impacted net sales by $16.9 million and the acquisitions of AGB, AI and TSL favorably impacted net sales by $12.5 million for the six months ended June 30, 2006. Excluding these effects, net sales increased by 1.9% and 4.3%, respectively, from the comparable periods of 2005. These increases primarily reflect improvements in product pricing.

Net sales in the North American Lab segment for the three and six months ended June 30, 2006 increased $20.8 million and $52.1 million, respectively, over the comparable periods of 2005. Foreign currency changes accounted for $4.8 million and $8.2 million of the increase for the three and six months ended June 30, 2006, respectively. The acquisition of AI favorably impacted net sales by $3.4 million for the six months ended June 30, 2006. Excluding these effects, net sales increased 3.3% and 4.3%, respectively, from the comparable periods of 2005. These increases reflect improvements in product pricing, partially offset by one less billing day for the three months ended June 30, 2006. For the three months ended June 30, 2006 our net sales in the bio-pharmaceutical and clinical markets experienced low-single digit growth, our net sales in the industrial market achieved mid-single digit growth and our net sales in the production safety market achieved growth of approximately 13%. These increases were partially offset by a decline in our government market. For the six months ended June 30, 2006 our net sales in the bio-pharmaceutical market experienced low-single digit growth, our net sales in the industrial and clinical markets achieved mid-single digit growth and our net sales in the production safety market achieved growth of approximately 13%. These increases were partially offset by a decline in our government market.

Net sales in the European Lab segment for the three and six months ended June 30, 2006 decreased $3.6 million and increased $0.5 million, respectively, from the comparable periods of 2005. Foreign currency changes unfavorably impacted net sales by $0.6 million and $25.1 million for the three and six months ended June 30, 2006, respectively. The acquisitions of AGB and TSL favorably impacted net sales by $0.7 million and $9.1 million for the three and six months ended June 30, 2006. Excluding these effects, net sales decreased 1.3% and increased 3.0%, respectively, from the comparable periods of 2005. The decrease for the three months ended June 30, 2006 reflects approximately three fewer billing days. For the three months ended June 30, 2006 our net sales in the bio-pharmaceutical market were consistent with the comparable period of 2005 and our net sales in our other markets each declined primarily as a result of the three fewer billing days. For the six months ended June 30, 2006 our net sales in the bio-pharmaceutical market experienced low-single digit growth and our net sales in the industrial market achieved mid-single digit growth. These increases were partially offset by declines in our education, resellers and clinical market.

Net sales in the Science Education segment for the three and six months ended June 30, 2006 increased $3.0 million or 8.8% and $9.3 million or 15.9%, respectively, over the comparable periods of 2005. The increase for the three months ended June 30, 2006 was a result of growth in both our direct education and publishers markets. The increase for the six months ended June 30, 2006 was a result of growth in our direct education market, including the fulfillment of a large international order, and growth in our publishers market.

Gross Profit

The following table presents gross profit for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profit	$219.1	$200.8	$433.5	$393.5
Percentage of net sales (gross margin)	26.9%	25.3%	26.9%	25.4%

Gross profit for the three and six months ended June 30, 2006 increased $18.3 million and $40.0 million, respectively, over the comparable periods of 2005. Foreign currency and the acquisition of TSL favorably impacted gross profit by $1.0 million and $0.5 million, respectively, for the three months ended June 30, 2006. Foreign currency unfavorably impacted gross profit by $5.8 million and the acquisitions of AGB, AI and TSL favorably impacted gross profit by $4.7 million for the six months ended June 30, 2006. Excluding these effects, gross profit increased $16.8 million or 8.4% and $41.1 million or 10.4% from the comparable periods of 2005 as a result of the net sales increases and improved pricing discussed above. Our gross margin percentages improved in each of our segments over the comparable periods of 2005. The increases in North American Lab and European Lab are primarily a result of favorable pricing, better mix and improved recovery of freight costs. The increases in Science Education are primarily a result of improved pricing, partially offset by increased international net sales, which generate somewhat lower margins.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses (“SG&A”) for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$174.3	$163.0	$342.8	$328.5
Percentage of net sales	21.4%	20.5%	21.3%	21.2%

SG&A for the three and six months ended June 30, 2006 increased $11.3 million and $14.3 million, respectively, over the comparable periods of 2005. Foreign currency and the acquisition of TSL each increased SG&A by $0.4 million for the three months ended June 30, 2006. Foreign currency favorably impacted SG&A by $5.3 million and the acquisitions of AGB, AI and TSL increased SG&A by $4.4 million for the six months ended June 30, 2006. Excluding these effects, SG&A increased $10.5 million or 6.4% and $15.2 million or 4.6% from the comparable periods of 2005.

Included in these increases are stock-based compensation charges of $1.8 million and $2.2 million for the three and six months ended June 30, 2006, respectively, as a result of our adoption of SFAS 123R in 2006. The balance of these increases are primarily a result of inflation; increased information technology and Sarbanes-Oxley costs of approximately $2.9 million and $4.2 million for the three and six months ended June 30, 2006, respectively; and investments in our sourcing function and our BioSciences business; partially offset by savings from our prior restructuring programs.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North American Lab	$27.3	5.5%	$19.7	4.1%	$56.7	5.7%	$34.3	3.6%
European Lab	14.4	5.2%	10.4	3.7%	28.7	5.2%	21.5	3.9%
Science Education	3.9	10.5%	2.6	7.6%	6.3	9.3%	2.0	3.4%
Total	$45.6	5.6%	$32.7	4.1%	$91.7	5.7%	$57.8	3.7%

Operating income for the three and six months ended June 30, 2006 increased $12.9 million and $33.9 million, respectively, over the comparable periods of 2005. Several factors affect the comparability of the year-over-year increase in operating performance. Operating income was adversely impacted in 2005 by restructuring charges of $5.1 million and $7.2 million for the three and six months ended June 30, 2005, respectively. For the comparable periods of 2006 we recorded reductions to the previously established restructuring reserves of $0.8 million and $1.0 million, respectively. The acquisitions favorably impacted operating income by $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively. Foreign currency favorably impacted operating income by $0.6 million for the three months ended June 30, 2006 and unfavorably impacted operating income by $0.5 million for the six months ended

June 30, 2006. Excluding these effects, operating income increased $6.3 million or 16.7% and $25.9 million or 39.8% from the comparable periods of 2005. The increase for the three months ended June 30, 2006 was the result of a gross profit increase of $16.8 million, partially offset by an SG&A increase of $10.5 million. The increase for the six months ended June 30, 2006 was the result of a gross profit increase of $41.1 million, partially offset by an SG&A increase of $15.2 million.

Operating income in the North American Lab segment for the three and six months ended June 30, 2006 increased $7.6 million and $22.4 million, respectively, over the comparable periods of 2005. Operating income was adversely impacted in 2005 by restructuring charges of $1.8 million and $3.9 million for the three and six months ended June 30, 2005, respectively. For the comparable periods of 2006 we recorded reductions to the previously established restructuring reserves of $0.8 million and $1.0 million, respectively. Foreign currency favorably impacted operating income by $0.4 million and $0.6 million for the three and six months ended June 30, 2006, respectively. The acquisition of AI unfavorably impacted operating income by $0.2 million for the six months ended June 30, 2006. Excluding these effects, operating income increased $4.6 million or 21.4% and $17.1 million or 44.8% from the comparable periods of 2005. The increase for the three months ended June 30, 2006 was the result of a gross profit increase of $12.4 million, partially offset by an SG&A increase of $7.8 million. The increase for the six months ended June 30, 2006 was the result of a gross profit increase of $26.6 million, partially offset by an SG&A increase of $9.5 million.

Operating income in the European Lab segment for the three and six months ended June 30, 2006 increased $4.0 million and $7.2 million, respectively, over the comparable periods of 2005. Operating income was adversely impacted in 2005 by restructuring charges of $3.3 million for the three and six months ended June 30, 2005. The acquisitions favorably impacted operating income by $0.1 million and $0.5 million for the three and six months ended June 30, 2006, respectively. Foreign currency favorably impacted operating income by $0.2 million for the three months ended June 30, 2006 and unfavorably impacted operating income by $1.1 million for the six months ended June 30, 2006. Excluding these effects, operating income increased $0.4 million or 2.9% and $4.5 million or 18.1% from the comparable periods of 2005. The increase for the three months ended June 30, 2006 was the result of a gross profit increase of $2.8 million, partially offset by an SG&A increase of $2.4 million. The increase for the six months ended June 30, 2006 was the result of a gross profit increase of $9.8 million, partially offset by an SG&A increase of $5.3 million.

Operating income in the Science Education segment for the three and six months ended June 30, 2006 increased $1.3 million and $4.3 million, respectively, over the comparable periods of 2005. The increase for the three months ended June 30, 2006 was the result of a gross profit increase of $1.6 million, partially offset by an SG&A increase of $0.3 million. The increase for the six months ended June 30, 2006 was the result of a gross profit increase of $4.7 million, partially offset by an SG&A increase of $0.4 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three and six months ended June 30, 2006 increased to $18.8 million and $38.2 million, respectively, from $18.4 million and $36.2 million for the comparable periods of 2005. The increases in 2006 are due to higher variable interest rates on the Senior Secured Credit Facility term loans, partially offset by decreased amounts outstanding under the Senior Secured Credit Facility term loans as a result of a $44.5 million prepayment made in March 2006 and increased interest income earned on our cash and cash equivalents due to higher interest rates.

Other (income) expense, net

Other income, net was ($0.4) million for the three months ended June 30, 2006, compared to ($0.9) million for the comparable period of 2005. Other expense, net was $0.4 million for the six months ended June 30, 2006, compared to ($1.9) million for the comparable period of 2005. The decrease for the six months ended June 30, 2006 is primarily due to a net exchange loss of $0.7 million in 2006 and a net exchange gain of ($1.5) million in 2005.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2006 was 32.6% and 35.2%, respectively, compared to 39.5% and 39.3% for the comparable periods of 2005. The 2006 effective tax rates are lower as a result of reduction of certain deferred tax liabilities of $1.3 million as a consequence of reduced future foreign tax rates in Canada and the favorable impact of provision-to-return adjustments of $0.3 million related to final 2005 tax returns. The 2005 effective tax rates were adversely impacted by losses and related valuation allowances associated with our operations in France and a valuation allowance for U.S. foreign tax credits. In 2006, we do not anticipate such significant unfavorable impacts.

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

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, contractual obligations, commercial commitments and amounts due on our debt obligations. Liquidity and capital resource needs are met through cash flows from operations and borrowings under the Senior Secured Credit Facility, as required.

Based on current operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under the $150.0 million five year multi-currency revolving credit facility, which is a component of the Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.

Working capital, excluding cash and debt, was $216.0 million and $225.4 million at June 30, 2006 and December 31, 2005, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 50.0 days and 48.2 days for the quarterly periods ended June 30, 2006 and December 31, 2005, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate.

Inventories.   Days supply of inventory were 39.5 days and 43.1 days for the quarterly periods ended June 30, 2006 and December 31, 2005, respectively. The improvement is due to focused efforts to reduce our inventories on hand.

Accounts Payable.   Days payables outstanding were 57.4 days and 59.1 days for the quarterly periods ended June 30, 2006 and December 31, 2005, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2006	2005
Cash flow from operations, excluding working capital	$56.8	$40.4
Cash flow from working capital changes, net	23.0	1.4
Cash flow from operations	$79.8	$41.8

We generated $79.8 million of cash flow from operations during the six months ended June 30, 2006 compared to $41.8 million during the comparable period of 2005. The increase in cash flow from operations is primarily the result of increased net income, improved management of inventories, reduced cash payments for restructuring charges, and higher cash flows from certain other working capital changes. These increases are partially offset by lower cash flows being provided by increases to accounts payable.

Net cash used in investing activities was $5.7 million for the six months ended June 30, 2006 compared to $50.6 million for the comparable period of 2005. This decrease is mainly due to the $41.4 million of investments to acquire business in 2005.

Net cash used in financing activities was $59.2 million for the six months ended June 30, 2006 compared to cash used in financing activities of $30.3 million for the comparable period of 2005. This increase is comprised of increased net debt payments of $39.9 million, which includes the $44.5 million principal payment on the Senior Secured Credit Facility, as discussed below, partially offset by a decrease in net change in bank checks outstanding of $6.9 million and capital contributions of $4.1 million.

Under the credit agreement for the Senior Secured Credit Facility, beginning in 2006, Excess Cash Flow (as defined in the credit agreement) from the prior year is required to be used to prepay credit agreement debt. On March 31, 2006, we prepaid $44.5 million on the Senior Secured Credit Facility term loans as required by the Excess Cash Flow provisions.

Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of June 30, 2006, we had $143.2 million of cash and cash equivalents on hand.

As of June 30, 2006, we had outstanding indebtedness of $1,031.0 million, which consists primarily of $520.0 million aggregate principal amount of notes, a $348.6 million U.S. dollar-denominated term loan, and a $155.6 million Euro-denominated term loan.

Indebtedness

Senior Secured Credit Facility.   The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €121.8 million (approximately $155.6 million on a U.S. dollar equivalent basis as of June 30, 2006), (2) a term loan facility denominated in U.S. dollars in an aggregate principal amount currently outstanding at $348.6 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of June 30, 2006, there was no outstanding balance on the multi-currency revolving credit facility. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of June 30, 2006, we had $9.6 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $140.4 million.

Senior and Senior Subordinated Notes.   The 6 7/8% senior notes and 8% senior subordinated notes mature on April 15, 2012 and April 15, 2014, respectively, in aggregate principal amounts of $200.0 million and $320.0 million, respectively.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At June 30, 2006, the Company was in compliance with all such covenants.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. We were in compliance with these financial covenants as of June 30, 2006.

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

The following table presents a calculation of Credit Agreement EBITDA for the twelve months ended June 30, 2006 (dollars in millions):

(Unaudited)
Income before cumulative effect of a change in accounting principle(1)	$61.9
Income tax provision(1)	40.5
Interest expense, net(1)	76.3
Depreciation and amortization(1)	33.2
Non-cash charges(2)	11.7
Other extraordinary, unusual or non-recurring items(3)	11.6
Credit Agreement EBITDA	$235.2

(1)       These amounts include the four quarters during the twelve months ended June 30, 2006 as reported in the respective Form 10-Q or Form 10-K.

(2)       Non-cash charges include pension, postretirement and post employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; charges for equity compensation; and LIFO adjustments.

(3)       Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
December 31, 2005–December 30, 2006	7.0 to 1.0	1.9 to 1.0
December 31, 2006–December 30, 2007	6.5 to 1.0	2.0 to 1.0
December 31, 2007–December 30, 2008	6.0 to 1.0	2.1 to 1.0
December 31, 2008–December 30, 2009	5.5 to 1.0	2.2 to 1.0
December 31, 2009–December 30, 2010	5.0 to 1.0	2.3 to 1.0
December 31, 2010 and thereafter	5.0 to 1.0	2.4 to 1.0

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the twelve months ended June 30, 2006:

(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.4 to 1.0
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.3 to 1.0

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

Debt of CDRV Investors, Inc.

CDRV Investors, Inc., our indirect parent, issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due 2015 (“CDRV Senior Discount Notes”) on December 16, 2004. The net proceeds of the issuance were used to pay a dividend to the holders of the common stock of CDRV Investors, Inc. The CDRV Senior Discount Notes are senior unsecured obligations of CDRV Investors, Inc. and are structurally subordinated to all obligations and other liabilities of CDRV Investors, Inc.’s existing and future subsidiaries, including us. No cash interest will accrue on the CDRV Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent funds are available for distribution to CDRV Investors, Inc. under specified provisions of the indentures governing our senior notes and senior subordinated notes and applicable law. As of June 30, 2006, the accreted value of the CDRV Senior Discount Notes was $346.1 million.

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

•       the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters; and

•       increased competition from other companies in our industry and our ability to retain or increase our market shares in our principal geographical markets; and

•       our ability to generate sufficient funds to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A - Quantitative and Qualitative Disclosures about Market Risk” included in our annual report on Form 10-K for the year ended December 31, 2005, for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of June 30, 2006.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

For information regarding legal proceedings, see Note 10 in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A—Risk Factors

There have been no material changes to the risk factors that are included in our annual report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
10.1	CDRV Investors, Inc. Stock Incentive Plan, as amended.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR INTERNATIONAL, INC.
	By:	/s/ JACK L. WYSZOMIERSKI
	Name:	Jack L. Wyszomierski
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

August 11, 2006